Form 10-Q
period 2016-09-30
QUALITY CARE PROPERTIES, INC.
filed 2016-11-21
CIK 1677203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-37805

Quality Care Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81‑2898967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7315 Wisconsin Avenue, Suite 250 West

Bethesda, Maryland 20814

(Address of principal executive offices)

(240)  223-4680

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒

As of November 15, 2016, there were 93,594,234 shares of the registrant’s $0.01 par value common stock outstanding.

QUALITY CARE PROPERTIES, INC.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Real estate:
Building and improvements	$5,059,531	$4,991,761
Land	651,290	646,322
Accumulated depreciation	(1,126,040)	(1,019,821)
Net real estate	4,584,781	4,618,262
Real estate and related assets held for sale, net	64,646	117,949
Cash and cash equivalents	3,527	6,058
Restricted cash	—	14,526
Intangible assets, net	212,106	224,408
Straight-line rent receivables, net	3,429	95,259
Other assets, net	16,663	17,172
Total assets	$4,885,152	$5,093,634
LIABILITIES AND EQUITY
Tenant security deposits and deferred revenue	$5,379	$4,424
Accounts payable and accrued liabilities	2,410	1,716
Deferred tax liability	17,398	—
Total liabilities	25,187	6,140
Equity:
Net parent investment	4,859,965	5,087,494
Total liabilities and equity	$4,885,152	$5,093,634

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Rental and related revenues	$123,280	$145,584	$366,455	$432,902
Tenant recoveries	387	416	1,149	1,119
Total revenues	123,667	146,000	367,604	434,021
Costs and expenses:
Depreciation and amortization	35,879	61,948	129,870	186,062
Operating	1,032	1,008	3,056	2,900
General and administrative	7,131	4,053	16,359	19,572
Impairments	21,145	—	21,145	47,135
Total costs and expenses	65,187	67,009	170,430	255,669
Other income:
Gain on sales of real estate	—	621	6,460	621
Other income, net	213	22	255	65
Total other income, net	213	643	6,715	686
Income before income taxes and income from and impairment of equity method investment	58,693	79,634	203,889	179,038
Income tax expense	(5,173)	(198)	(18,014)	(593)
Income from equity method investment	—	12,775	—	40,641
Impairment of equity method investment	—	(17,221)	—	(17,221)
Net income and comprehensive income	$53,520	$74,990	$185,875	$201,865

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

January 1, 2016	$5,087,494
Net income	185,875
Net distributions to parent	(413,404)
September 30, 2016	$4,859,965

January 1, 2015	$5,657,927
Net income	201,865
Net distributions to parent	(365,534)
September 30, 2015	$5,494,258

See accompanying Notes to the Combined Consolidated Financial Statements

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$185,875	$201,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,870	186,062
Amortization of market lease intangibles	23	23
Amortization of right of use assets	127	137
Straight-line rents	225	(86,634)
Settlement of Tranche A deferred rent obligation	91,605	—
Gain on sales of real estate	(6,460)	(621)
Rental and related revenues reclassified to equity income	—	41,097
Income from equity method investment	—	(40,641)
Impairments	21,145	64,356
Deferred income tax expense	17,398	—
Changes in:
Other assets	382	2
Tenant security deposits and deferred revenue	955	(125)
Accounts payable and accrued liabilities	(468)	293
Net cash provided by operating activities	440,677	365,814
Cash flows from investing activities:
Acquisitions of real estate	(106,588)	(5)
Leasing costs and tenant and capital improvements	(1,162)	(43)
Proceeds from the sales of real estate	62,258	—
Decrease in restricted cash	14,526	—
Net cash used in investing activities	(30,966)	(48)
Cash flows from financing activities:
Borrowing from parent	1,162	—
Net distributions to parent	(413,404)	(365,534)
Net cash used in financing activities	(412,242)	(365,534)
Net (decrease) increase in cash and cash equivalents	(2,531)	232
Cash and cash equivalents, beginning of period	6,058	1,894
Cash and cash equivalents, end of period	$3,527	$2,126
Supplemental cash flow information:
Income taxes paid	$551	$622
Supplemental disclosure of non-cash investing activities:
Proceeds from the sales of real estate held by Qualified Intermediary for 1031 exchange	$—	$10,930

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Business

Quality Care Properties, Inc. (“QCP” or the “Company”) is a recently formed Maryland corporation that was created to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease agreement (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). As of September 30, 2016, QCP was a wholly owned subsidiary of HCP. Prior to or concurrent with the separation from HCP that was completed on October 31, 2016, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date for the distribution (the “Spin‑Off”).

Unless the context otherwise requires, references to “we,” “us,” and “our” refer to QCP after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. Before the completion of the separation, the QCP Business was operated through subsidiaries of HCP, which operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Following the Spin‑Off, QCP expects to operate as a REIT under the applicable provisions of the Code. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income.

Before the separation, QCP had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by HCP on the Spin-Off date are presented as if the transferred business was our business for all historical periods presented and at the carrying value of such assets and liabilities reflected in HCP’s books and records.

Following the Spin-Off, QCP is an independent, publicly-traded, self-managed and self-administered company. However, we will initially lack certain non‑management administrative capabilities, and accordingly, we have entered into an agreement with HCP pursuant to which HCP will provide certain administrative and support services to us on a transitional basis (the “Transition Services Agreement”), which is customary for a transaction such as the Spin‑Off, for a limited transition period after completion of the Spin‑Off.

As of September 30, 2016, the Properties to be contributed to QCP upon the Spin-Off consisted of 274 post‑acute/skilled nursing properties, 62 memory care/assisted living properties, one surgical hospital and one medical office building across 30 states, with 310 of the 338 properties leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The properties subject to the Master Lease are leased on a triple‑net basis to, and operated by, HCRMC through its indirect wholly owned subsidiary, HCR III Healthcare, LLC, as “Lessee.” All of the Lessee’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC.

NOTE 2. Summary of Significant Accounting Policies

Principles of Combination and Consolidation and Basis of Presentation

These accompanying unaudited combined consolidated financial statements include the combined consolidated accounts of the QCP Business and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The unaudited combined consolidated financial statements reflect the historical results of operations, financial position and cash flows of the QCP Business transferred to QCP by HCP and are presented as if the transferred business was the Company’s business for all historical periods presented.

These combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from management’s estimates. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited interim financial information should be read in conjunction with the audited combined consolidated financial statements of Quality Care Properties, Inc.’s Predecessor and notes thereto for the year ended December 31, 2015 included in the Information Statement dated October 14, 2016 filed as Exhibit 99.1 to our current report on Form 8-K filed on October 14, 2016 (the “Information Statement”).

Our combined consolidated financial statements were derived from HCP’s unaudited consolidated financial statements and underlying accounting records and reflect HCP’s historical carrying value of the assets and liabilities as of the financial statement date, consistent with accounting for spin‑off transactions in accordance with GAAP. The accompanying unaudited combined consolidated financial statements of the Company do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from HCP’s unaudited consolidated financial statements and reflect significant assumptions and allocations. The unaudited combined consolidated financial statements reflect that the Properties have been combined since the period of common ownership. All intercompany transactions have been eliminated in combination and consolidation. Since the Company does not represent one entity, a separate capital structure does not exist. As a result, the combined net assets of this group have been reflected in the combined consolidated financial statements as net parent investment.

These unaudited combined consolidated financial statements include the attribution of certain assets and liabilities that have historically been held at the HCP corporate level, but are specifically identifiable or attributable to the Company. All transactions between HCP, its subsidiaries and the Company are considered to be effectively settled in the unaudited combined consolidated financial statements at the time the transaction is recorded, except for the advance related to Capital Addition Financing (see “Commitments for Capital Additions” within Note 12). All other payables and receivables with HCP and its consolidated subsidiaries, including notes payable and receivable, are reflected as a component of net parent investment. The total net effect of the settlement of these transactions is reflected as net distributions to parent in the combined consolidated statements of changes in parent company equity, net distributions to parent in the combined consolidated statements of cash flows as a financing activity and net parent investment in the combined consolidated balance sheets.

The unaudited combined consolidated financial statements include expense allocations related to certain HCP corporate functions, including executive oversight, treasury, finance, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on cash net operating income, property count, square footage or other measures. Corporate expenses of $7.5 million and $4.0 million were allocated to the Company during the three months ended September 30, 2016 and 2015, respectively, and $16.3 million and $15.1 million were allocated to the Company during the nine months ended September 30, 2016 and 2015, respectively, and have been included within general and administrative expenses in the unaudited combined consolidated statements of income and comprehensive income. All of the corporate cost allocations were deemed to have been incurred and settled through net parent investment in the period in which the costs were recorded. Following the Spin‑Off, the Company entered into the Transition Services Agreement and a tax matters agreement with HCP to provide these functions at costs specified in the agreements for an interim period. Upon expiration or termination of these agreements, the Company will use its own resources or purchased services.

The unaudited combined consolidated financial statements reflect all related party transactions with HCP including intercompany transactions and expense allocations. No other related party transactions or relationships are reflected in the Company’s unaudited combined consolidated financial statements.

Management considers the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods presented. Accordingly, the unaudited combined consolidated financial statements herein do not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been if it had been a standalone company during the periods presented, nor are they necessarily indicative of its future results of operations, financial position or cash flows.

The unaudited combined consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, the equity method investment and the consolidated Exchange Accommodation Titleholder (“EAT”) variable interest entity (“VIE”).

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in ASU 2016-15 are intended to clarify current guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016‑15 on January 1, 2018 to its combined consolidated statements of cash flows.

In June 2016, the FASB issued ASU No. 2016‑13, Measurement of Credit Losses on Financial Instruments (“ASU 2016‑13”). ASU 2016‑13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016‑13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is evaluating the impact of the adoption of ASU 2016‑13 on January 1, 2020 to its combined consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016‑08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016‑08”). ASU 2016‑08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016‑08 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted at the original effective date of the new revenue standard (January 1, 2017). The Company is evaluating the impact of the adoption of ASU 2016‑08 on January 1, 2018 to its combined consolidated financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015‑16, Simplifying the Accounting for Measurement‑Period Adjustments (“ASU 2015‑16”). ASU 2015‑16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by requiring the acquirer to (i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, (ii) record, in the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and (iii) present separately or disclose the portion of the amount recorded in current‑period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015‑16 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2015‑16 on January 1, 2016, resulting in no material impact on our combined consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015‑02, Amendments to the Consolidation Analysis (“ASU 2015‑02”). ASU 2015‑02 requires amendments to both the VIE and voting interest entity (“VOE”) consolidation accounting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify (a) the identification of variable interests (fees paid to a decision maker or service provider), (b) the VIE characteristics for a limited partnership or similar entity and (c) the primary beneficiary determination under the VIE model and (iii) eliminate the presumption within the current VOE model that a general partner controls a limited partnership or similar entity. ASU 2015‑02 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015‑02 using either a modified retrospective or retrospective method by recording a cumulative‑effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted ASU 2015‑02 on

January 1, 2016 using the modified retrospective method, resulting in no material impact on our combined consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”). This update changes the requirements for recognizing revenue. ASU 2014‑09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015‑14”). ASU 2015‑14 defers the effective date of ASU 2014‑09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for annual periods, and interim periods within, beginning after December 15, 2016. The Company is evaluating the impact the adoption of ASU 2014‑09 on January 1, 2018 will have on our combined consolidated financial position or results of operations.

NOTE 3. Adoption of Accounting Standards Codification Topic 842, Leases

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02” or “ASC 842”). ASU 2016‑02 supersedes the current accounting for leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard (see Note 2). ASU 2016‑02 is effective for fiscal years beginning after December 15, 2018, and interim periods within. Early adoption is permitted. Entities are required to use a modified retrospective approach when transitioning to ASU 2016‑02 for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements.

The Company elected to early adopt ASU 2016‑02, effective as of April 1, 2016 (the “Adoption”), which was a change in accounting principle. Accordingly, the accompanying combined consolidated financial statements reflect the period‑specific effects of the Adoption. Upon the Adoption, the Company elected a permitted practical expedient to use hindsight in determining the lease term under the new standard. The Adoption results in a material change to the accounting for the Company’s Master Lease entered into by the Company and HCRMC in April 2011 upon the acquisition of the HCRMC Properties. Given the decline in HCRMC’s performance subsequent to the 2011 acquisition (see Notes 4 and 6), it was concluded that the lease term (as defined by ASC 842) was shorter than originally determined at (i) the lease commencement date in April 2011 and (ii) the lease classification reassessment date in March 2015 when the Company and HCRMC amended the Master Lease (the “HCRMC Lease Amendment”) (see Note 4). When applying hindsight, the lease classification reassessment in April 2011 resulted in the Master Lease being reclassified from a direct financing lease (“DFL”) to an operating lease. When applying hindsight, the lease classification reassessment in March 2015 resulted in the Master Lease continuing to be classified as an operating lease. Under the transition guidance required by ASU 2016‑02, the Master Lease, which was previously accounted for as a DFL, has been accounted for as an operating lease as of the earliest comparable period presented.

Reclassification of the Master Lease to an operating lease and application of the lessee transition provisions from the Adoption resulted in the following direct effects to the combined consolidated balance sheets: (i) recognition of real estate assets and intangible assets underlying the Master Lease, net of depreciation and amortization, (ii) derecognition of the net investment in the DFL, (iii) derecognition of the net acquired below market lease intangible assets associated with favorable terms of ground leases for which the Company is the lessee and the recognition of right of use assets and associated lease liabilities, net of amortization, (iv) recognition of a straight‑line rent receivable in accordance with the Company’s accounting policies and (v) recognition of the resulting difference being recorded as a cumulative impact to parent company equity. In accounting for the Master Lease as an operating lease, the Company has recorded the following adjustments to its combined consolidated statements of income and comprehensive income: (i) derecognition of income from the DFL, (ii) recognition of rental and related revenues consistent with the Company’s accounting policies and (iii) recognition of depreciation and amortization of the real estate assets and intangible assets over their estimated useful lives in accordance with the Company’s accounting policies. In addition, the Adoption resulted in the following indirect effects to the Company’s combined consolidated financial statements: (i) recognition of real estate and related assets held for sale and real estate impairments (ii) derecognition of previously recorded impairments of the DFL and recognition of an impairment charge of the straight‑line rent receivable related to the

Master Lease, (iii) adjustments to previously recorded impairments of the equity method investment in HCRMC (iv) recognition of gain on sale of real estate and (v) rental and related revenues instead of income from the DFL being reclassified to equity income for the equity method investment in HCRMC. While the Company is primarily a lessor, it also considered the lessee transition and application requirements under ASU 2016‑02.

Net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 were affected by the Adoption as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) and comprehensive income (loss), if classified as DFL	$109,126	$126,144	$326,138	$(34,897)
Net adjustment to reclassify from DFL to operating lease	(55,606)	(51,154)	(140,263)	236,762
Net income and comprehensive income, as reported as operating lease	$53,520	$74,990	$185,875	$201,865

NOTE 4. Operating Leases

The Company acquired 334 post‑acute/skilled nursing and memory care/assisted living properties in its 2011 transaction with HCRMC and entered into the Master Lease supported by a guaranty from HCRMC. The HCRMC Properties are divided into four pools, as described within the Master Lease, with initial lease terms of 13 to 17 years. HCRMC has the option to renew leases by pool whereby all properties within a pool must be renewed. The renewal terms vary by subpools within each pool and range from five to 17 years.

During the three months ended March 31, 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non‑strategic properties under the Master Lease. HCRMC receives an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by the Company. In March 2015, the Company recognized an impairment charge of $47.1 million related to the 50 non‑strategic properties to be sold. The impairment was based on the expected cash flows amounting to the projected net sales prices as compared to the carrying values. In September 2016, the Company recognized an additional impairment charge of $21.1 million related to the 17 remaining non-strategic properties as well as one additional property expected to be sold during the fourth quarter of 2016 as a result of a reduction in the expected cash flows amounting to the projected net sales prices as compared to the carrying values. Projected sales prices in active markets are considered a Level 2 input in the fair value measurement hierarchy.

On March 29, 2015, certain subsidiaries of the Company entered into an amendment to the Master Lease effective April 1, 2015 (the “HCRMC Lease Amendment”). The HCRMC Lease Amendment reduced initial annual rent by a net $68 million from $541 million to $473 million. Commencing on April 1, 2016, the minimum rent escalation was reset to 3.0% for each lease year through the expiration of the initial term of each applicable pool of properties. Prior to the HCRMC Lease Amendment, rent payments would have increased 3.5% on April 1, 2015 and 2016 and 3.0% annually thereafter. The initial term was extended five years to an average of 16 years, and the extension options’ aggregate terms remained the same. See Note 12 for commitments for capital additions.

As consideration for the rent reduction, the Company received a DRO from the Lessee equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million (together the “DROs”). The DROs are considered minimum rental payments and are included in the calculation of straight‑line rent. The Lessee made rental payments on the Tranche A DRO equal to 6.9% of the outstanding amount (representing $19 million for the initial lease year) until the entire Tranche A DRO was paid in full in March 2016 in connection with the nine property purchases discussed below. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020 and (iv) 6.0% commencing on April 1, 2021 and annually thereafter for the remainder of its term. The Tranche B DRO is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. The HCRMC Lease Amendment also imposes certain restrictions on the Lessee and HCRMC until the Tranche B DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC.

Additionally, HCRMC agreed to sell, and the Company agreed to purchase, nine post‑acute/skilled nursing properties for an aggregate purchase price of $275 million (see Note 5). The Company acquired seven properties during the year ended December 31, 2015 for $183.4 million, the proceeds of which were used to settle a portion of the Tranche A DRO, and reduce the straight‑line rent receivable. During the first quarter of 2016, the Company completed the remaining two of the nine post‑acute/skilled nursing property purchases from HCRMC for $91.6 million, which settled the remaining portion of the Tranche A DRO and reduced the straight‑line rent receivable. Following the purchase of a property, the Lessee leases such property from the Company pursuant to the Master Lease. The nine properties initially contribute an aggregate of $19 million of annual rent (subject to escalation) under the Master Lease.

On April 20, 2015, the U.S. Department of Justice (“DOJ”) unsealed a previously filed complaint in the U.S. District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. In June 2016, the court approved the parties’ joint discovery plan, which provides for discovery to be completed by February 2017. The court has not yet issued a scheduling order setting forth dates for summary judgment motions, other pre‑trial motions or a trial date. While this litigation is at an early stage and HCRMC has indicated that it believes the claims are unjust and it will vigorously defend against them, the ultimate outcome is uncertain and could, among other things, cause HCRMC to: (i) incur substantial additional time and costs to respond to and defend HCRMC's actions in the litigation with the DOJ and any other third-party payors, (ii) refund or adjust amounts previously paid for services under governmental programs and to change business operations going forward in a manner that negatively impacts future revenue, (iii) pay substantial fines and penalties and incur other administrative sanctions, including having to conduct future business operations pursuant to a corporate integrity agreement, which may be with the Office of Inspector General of the Department of Health and Human Services, (iv) lose the right to participate in the Medicare or Medicaid programs, and (v) suffer damage to HCRMC's reputation. In addition, any settlement in the DOJ litigation, with or without an admission of wrongdoing, may include a substantial monetary component that could have a material adverse effect on HCRMC’s liquidity and financial condition. A significant adverse judgment against HCRMC or significant settlement obligation could impact the Company’s collection of the contractual rent payments under the Master Lease.

As part of the Company’s fourth quarter 2015 review process, it assessed the collectability of all contractual rent payments under the Master Lease. The Company’s evaluation included, but was not limited to, consideration of: (i) the continued decline in HCRMC’s operating performance and fixed charge coverage ratio during the second half of 2015, with the most significant deterioration occurring during the fourth quarter, (ii) the reduced growth outlook for the post‑acute/skilled nursing business and (iii) HCRMC’s 2015 audited financial statements. The Company determined that the timing and amounts owed under the Master Lease were no longer reasonably assured as of December 31, 2015. As a result, the Company placed the Master Lease on nonaccrual status and utilizes the cash basis method of accounting beginning January 1, 2016, in accordance with its policies.

As a result of placing the Master Lease on nonaccrual status, the Company further evaluated the carrying amount of its straight‑line rent receivables as of December 31, 2015. Due to the significant decline in HCRMC’s fixed charge coverage ratio in the fourth quarter of 2015, combined with a lower growth outlook for the post‑acute/skilled nursing business, the Company determined that it was probable that its straight‑line rent receivables were impaired and an allowance for straight‑line rent receivables was recognized as of December 31, 2015. An impairment charge of $180.3 million related to the straight‑line rent receivables was recorded, net of $17.2 million that was reclassified to equity income as result of the Company’s ownership interest in HCRMC. The impairment charge was recorded in impairments, net in the combined consolidated statement of income and comprehensive income for the year ended December 31, 2015.

As of September 30, 2016 and December 31, 2015, the straight‑line rent receivables, net balance was $3.4 million and $95.3 million, respectively.

The Company recognized HCRMC rental and related revenues and HCRMC equity income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash rental and related revenues from HCRMC	$116,380	$118,088	$345,830	$366,953
Non-cash rental and related revenues from HCRMC	—	33,962	—	86,502
Total rental and related revenues from HCRMC	$116,380	$152,050	$345,830	$453,455
Rental and related revenues reclassified to equity income(1)	$—	$13,231	$—	$41,097
Equity income from HCRMC	—	(456)	—	(456)
Total equity income from HCRMC	$—	$12,775	$—	$40,641

(1)

In December 2015, the Company reduced the carrying amount of its equity investment in HCRMC to zero, and beginning January 1, 2016, equity income will be recognized only if cash distributions are received from HCRMC; as a result, the Company will no longer reclassify (eliminate) its proportional ownership share of rental and related revenues from HCRMC to income from equity method investment (see Note 6).

The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC. These operating leases expire between years 2019 and 2025 with renewal options of five years or greater. One of the non‑HCRMC Properties contains variable lease payments structured as a percentage of gross revenues once a gross revenue threshold is exceeded.

NOTE 5. Acquisitions and Dispositions of Real Estate

Acquisitions

During the nine months ended September 30, 2016, the Company completed the remaining two of the nine post‑acute/skilled nursing property purchases from HCRMC for $91.6 million, which proceeds were used to settle the remaining portion of the Tranche A DRO (see Note 4). The purchase price was allocated $86.4 million to real estate and $5.2 million to intangible assets, with no goodwill recognized.

Additionally, during the nine months ended September 30, 2016, the Company acquired a memory care/assisted living property for $15.0 million. The property was developed by HCRMC and was added to the Master Lease. The purchase price was allocated $14.1 million to real estate and $0.9 million to intangible assets, with no goodwill recognized.

One of the three acquisitions during the nine months ended September 30, 2016 (the “acquired property”) was structured as a reverse like‑kind exchange pursuant to Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”). On September 9, 2016, the Company completed the reverse 1031 exchange and as such, the acquired property is no longer in the possession of the EAT, which had been classified as a VIE as it is a thinly capitalized entity. The Company had consolidated the EAT because it was the primary beneficiary as it had the ability to control the activities that most significantly impacted the EAT’s economic performance. As of December 31, 2015, the EAT held property reflected as real estate with a carrying value of $27.1 million, for which the Company closed on the property in the first quarter of 2016.

Dispositions

During the three months ended March 31, 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non‑strategic properties that were under the Master Lease (see Note 4). During the nine months ended September 30, 2015, the Company completed one of the sales for $10.9 million (held by a Qualified Intermediary for a 1031 exchange and classified as restricted cash as of December 31, 2015, because the 1031 exchange did not close until the first quarter of 2016), resulting in a gain on sales of $0.6 million. During the nine months ended September 30, 2016, the Company completed 11 of these sales for $62.2 million, resulting in a gain on sales of $6.5 million, bringing the total sold to 33 through September 30, 2016. Of the 17 remaining non‑strategic properties, seven are expected to be sold by the end of 2016 and 10 are expected to be sold in the first quarter of 2017. Contracts have been entered into with third party purchasers with respect to the sale of 10 of the 17 properties. In addition, a contract has been entered into with a third party purchaser with respect to the sale of another property, which is expected to be sold during the fourth quarter of 2016.

Real Estate and Related Assets Held for Sale

The 17 remaining non‑strategic properties not yet sold and one additional property to be sold described above were classified as held for sale, net as of September 30, 2016.

The major classes of assets classified as real estate and related assets held for sale, net are as follows:

	September 30,	December 31,
	2016	2015
Real estate:
Building and improvements	$70,041	$113,275
Land	9,830	21,746
Accumulated depreciation	(23,405)	(32,823)
Net real estate	56,466	102,198
Intangible assets, net	4,455	5,976
Straight-line rent receivables, net	3,725	9,775
Real estate and related assets held for sale, net	$64,646	$117,949

NOTE 6. Equity Method Investment

The Company owns an approximately 9% equity interest in HCRMC that, although it does not have the ability to exercise significant influence over, is accounted for under the equity method of accounting due to HCRMC maintaining specific ownership accounts. Beginning on January 1, 2016, equity income is recognized only if cash distributions are received from HCRMC. See Note 4 regarding the Company’s Master Lease and the DOJ’s complaint against HCRMC.

HCRMC has been classified as a VIE as it is a “thinly capitalized” entity that relies on operating cash flows generated primarily from its post‑acute/skilled nursing and memory care/assisted living properties to fund operating expenses, including rent obligations under the Master Lease (see Note 4). The Company has determined that it is not the primary beneficiary of and does not consolidate HCRMC because it does not have the ability to control the activities that most significantly impact its economic performance.

As of September 30, 2016, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). The Company’s maximum loss exposure as a result of the Company’s involvement with HCRMC, including the net real estate assets, real estate and related assets held for sale, intangible assets, net, straight‑line rent receivables, net, right of use assets, net and the equity method investment at September 30, 2016, was $4.7 billion, which was equal to their aggregate carrying values as of September 30, 2016. The Company’s maximum loss exposure may be mitigated by leasing the underlying properties to new tenants upon an event of default.

During the year ended December 31, 2015, the Company concluded that its equity investment in HCRMC was other‑than‑temporarily impaired and recorded impairments of $35.9 million, of which $17.2 million was recorded during the three and nine months ended September 30, 2015, reducing its carrying value to zero. The impairment determination primarily resulted from the Company’s review of HCRMC’s operating results and market industry data which, among other factors, showed a declining trend in admissions from hospitals and continuing negative trends in patient mix and length of stay driven by Medicare Advantage and other Managed Care plans.

NOTE 7. Intangible Assets

Gross intangible assets, comprised of lease‑up intangibles and above market tenant lease intangibles, were $329.7 million and $325.3 million as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, the accumulated amortization of intangible assets was $117.6 million and $100.9 million, respectively.

NOTE 8. Other Assets

The Company’s other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Right of use assets, net	$12,909	$13,036
Other	3,754	4,136
Total other assets, net	$16,663	$17,172

Accumulated amortization of the right of use assets was $0.9 million and $0.8 million at September 30, 2016 and December 31, 2015, respectively. For the nine months ended September 30, 2016 and 2015, operating expenses include $0.1 million from the amortization of the right of use assets.

NOTE 9. Tenant Security Deposits and Deferred Revenue

The Company’s tenant security deposits and deferred revenue consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Tenant security deposits	$4,672	$3,737
Deferred revenue	707	687
Total tenant security deposits and deferred revenue	$5,379	$4,424

NOTE 10. Debt

In anticipation of the Spin‑Off, the Company entered into certain debt arrangements which, upon completion and closing of the Spin‑Off on October 31, 2016, were binding upon QCP. The proceeds from the Company’s borrowings, less applicable financing costs, fees and expenses, were transferred to HCP as partial consideration for the QCP Business. Below is a summary of the material terms of these debt arrangements.

Senior Secured Credit Facilities

Upon completion of the Spin‑Off, certain subsidiaries of QCP are borrowers under a six–year $1.0 billion senior secured term loan that matures in 2022 and a five-year $100 million senior secured revolving credit facility that matures in 2021 (collectively, the “Senior Secured Credit Facilities”). On October 31, 2016, the Company borrowed $25.0 million under the senior secured revolving credit facility, the proceeds of which were available for working capital and other corporate purposes. The Senior Secured Credit Facilities are secured on a first lien basis by substantially all of the assets of ours and certain of our subsidiaries. We and certain other subsidiaries of ours have unconditionally guaranteed the Senior Secured Credit Facilities.

The senior secured term loan requires that QCP make scheduled quarterly payments equal to 0.25% of the original principal amount of the senior secured term loan. Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at QCP’s option, either (a) a LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a  1.00% floor in the case of senior secured term loan or (b) a base rate determined by reference to the highest of (i) the rate of interest publicly announced by Barclays Bank PLC as the “Prime Rate” in New York, (ii) the federal funds rate plus 0.50% per annum and (iii) the one‑month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. The initial applicable margin for borrowings is 5.25% with respect to LIBOR borrowings and 4.25% with respect to base rate borrowings under the senior secured term loan and base rate borrowings and swingline borrowings under the senior secured revolving credit facilities.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, QCP is required to pay a commitment fee equal to 0.50% per annum to the lenders under the senior secured revolving credit facility in respect of the unutilized commitments thereunder. QCP is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.

Senior Secured Notes

In connection with the Spin-Off, QCP sold, through its subsidiaries, seven-year $750 million senior secured notes that mature on November 1, 2023 (the “Notes”). The gross proceeds of the offering of the Notes were deposited into an escrow account and released upon consummation of the Spin‑Off. The Notes bear interest at a rate of 8.125% per annum, payable semiannually. The Notes are secured on a second lien basis by the same collateral securing the Senior Secured Credit Facilities and are guaranteed, jointly and severally, on a senior basis, by QCP and QCP’s wholly owned domestic subsidiaries, other than immaterial subsidiaries, unrestricted subsidiaries to be designated by QCP and certain other customarily excluded subsidiaries, that are borrowers or guarantors under the Senior Secured Credit Facilities.

Unsecured Revolving Credit Facility

Following completion of the Spin‑Off, QCP is the borrower under a two-year $100 million unsecured revolving credit facility that matures on  October 31, 2018 (the “Unsecured Revolving Credit Facility”). However, we may only draw on the Unsecured Revolving Credit Facility prior to October 31, 2017, the one-year anniversary of the closing of the Spin-Off. The Unsecured Revolving Credit Facility is guaranteed, jointly and severally, by the borrower subsidiaries under the Senior Secured Credit Facilities, the parent of the borrower subsidiaries and the other subsidiary guarantors of the Senior Secured Credit Facilities. HCP is the sole lender and commitments under the Unsecured Revolving Credit Facility will be decreased each calendar month by an amount equal to 50% of QCP’s and its restricted subsidiaries’ retained cash flow for each such calendar month. All borrowings under the Unsecured Revolving Credit Facility are subject to the satisfaction of certain conditions, including (i) the senior secured revolving credit facility being unavailable, (ii) the failure of HCRMC to pay rent and (iii) other customary conditions, including the absence of a default and the accuracy of representations and warranties.

Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to a LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus an applicable margin of 6.25%. In addition to paying interest on outstanding principal under the Unsecured Revolving Credit Facility, QCP is required to pay a facility fee equal to 0.50% per annum of the maximum capacity under the Unsecured Revolving Credit Facility to HCP, payable quarterly.

Covenants

Our secured and unsecured debt agreements contain certain customary affirmative covenants, including maintaining a minimum debt service coverage ratio, and events of default. The negative covenants in the debt agreements include, among other things, limitations (none of which are absolute) on our ability to: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; change our lines of business; restrict dividends from our subsidiaries or restrict liens; prepay certain junior lien debt or material unsecured debt; modify the terms of certain debt or organizational agreements; and make any amendment or waiver to, or replacement or termination of, the Master Lease or certain other material leases (including amendments, waivers, replacements or terminations that would be materially adverse to the lenders; provided that neither dispositions and investments otherwise permitted under the credit agreement, nor any rent reductions in connection with the Master Lease, shall be considered "materially adverse" for purposes of the covenant).

The events of default in the secured and unsecured debt agreements include (with customary thresholds and grace periods) non-payment of principal, interest or other amounts due thereunder; violation of covenants; material inaccuracy of a representation or warranty when made or deemed made; cross-default (after the expiration of any grace period) and cross-acceleration to material recourse indebtedness; bankruptcy events with respect to us or any of our material subsidiaries; general inability to pay debts; certain Employee Retirement Income Security Act of 1974 (“ERISA”) events; unpaid, uninsured final monetary judgments or non-monetary judgements that have not been discharged; invalidity of a material portion of the guarantees or of liens on a material portion of the collateral; and a change of control.

The credit agreement governing the Unsecured Revolving Credit Facility contains covenants and events of default that are substantially the same as those under the Senior Secured Credit Facilities, except that (i) such covenants have been modified to reflect the unsecured nature of the Unsecured Revolving Credit Facility, (ii) such covenants do not permit additional indebtedness, including under any incremental facility pursuant to the Senior Secured Credit Facilities, without the consent of HCP, (iii) the terms of any existing indebtedness may not be amended or modified in a manner that is materially adverse to HCP, and (iv) at any time that borrowings are outstanding under the Unsecured Revolving Credit Facility, we may not pay dividends in excess of the amount required to maintain our or certain of our subsidiaries’ status as a REIT or to avoid the payment of any excise tax or income tax with respect to us or certain of our subsidiaries.

Debt Rollforward

Taking into consideration the subsequent event activity described above, the following is a rollforward of debt from the September 30, 2016 balance sheet date to the October 31, 2016 Spin-Off date (in thousands):

Debt as of September 30, 2016	$—
Senior secured term loan, net(1)	956,464
Senior secured revolving credit facility(2)	22,441
Unsecured revolving credit facility	—
Senior secured notes, net(1)	730,131
Debt as of October 31, 2016	$1,709,036

(1)     Net proceeds were transferred to HCP as partial consideration for the Spin-Off transaction.

(2)     Net proceeds were available for working capital and other corporate purposes.

NOTE 11. Equity

Prior to the Spin-Off, the financial statements were carved out from HCP’s books and records; thus, there was no separate capital structure and the net assets were reflected as net parent investment in the accompanying combined consolidated financial statements.

Common Stock

Our charter authorizes the issuance of 200,000,000 shares of common stock, $0.01 par value per share (“common stock”). On October 31, 2016, 93,594,234 shares of QCP common stock were issued to stockholders of HCP pursuant to the Spin-Off. HCP distributed QCP common stock to HCP’s stockholders on a pro rata basis, with each HCP stockholder receiving one share of QCP common stock for every five shares of HCP common stock held on the record date. Holders of HCP common stock received cash in lieu of any fractional shares of QCP common stock which they would have otherwise received.

Preferred Stock

Our charter authorizes the issuance of up to 50,000,000 shares of our preferred stock, par value $0.01 per share. Prior to the Spin-Off, we issued 2,000 shares of Class A Preferred Stock with an aggregate liquidation preference of $2 million to HCP, which it later sold to institutional investors following the completion of the Spin-Off. The Class A Preferred Stock ranks prior to our common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding up. The Class A Preferred Stock entitles the holders thereof to cumulative cash dividends in an amount equal to 12% per annum of the aggregate liquidation preference, payable quarterly.

We may, at our option at any time on or after the first anniversary of the issue date, redeem the Class A Preferred Stock at any time in whole, or from time to time in part, for cash at a price per share (the “Preferred Stock Redemption Price”) equal to the liquidation preference, plus any accumulated, accrued and unpaid dividends, to, but excluding, the date of redemption. Upon the occurrence of a Change of Control (as defined in the Articles Supplementary relating thereto), we must redeem all of the outstanding shares of Class A Preferred Stock for cash at a price per share equal to the Preferred Stock Redemption Price. At any time after the seventh anniversary of the issuance of the Class A Preferred Stock, a holder of shares of Class A Preferred Stock has the right to require us to repurchase all or a portion of the holder’s shares at a price per share equal to the Preferred Stock Redemption Price. Except as described above, the shares of Class A Preferred Stock have no stated maturity, are not subject to any sinking fund and will remain outstanding indefinitely.

Stock Based Compensation

On October 31, 2016, the Company’s Board of Directors adopted the Quality Care Properties, Inc. 2016 Performance Incentive Plan (the “Plan”), which permits the Company to grant awards to officers, employees, directors and consultants of the Company or a subsidiary. An aggregate of 9,500,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 3,000,000 shares and the maximum value of awards to be granted to a non-employee director in any consecutive 12-month period is $500,000. Awards may be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, any similar rights to purchase or acquire shares, any other award with a value derived from the value of or related to the common stock, or performance-based cash rewards.

On August 3, 2016, the Company entered into an employment agreement with Mark Ordan, which was subsequently amended effective October 3, 2016, pursuant to which he serves as the Company’s Chief Executive Officer following the completion of the Spin‑Off on October 31, 2016 (the “Ordan Employment Agreement”). The Ordan Employment Agreement provides that, beginning in 2017, Mr. Ordan will be eligible to receive annual equity award grants that have a target value equal to 250% of his annual base salary and are subject to time‑based and performance‑based vesting criteria determined by the Company’s compensation committee. The Ordan Employment Agreement provides that on or promptly following the completion of the Spin‑Off, Mr. Ordan will receive a one‑time equity award grant of restricted stock units relating to 1,000,000 shares of the Company’s common stock and options to purchase 8,000,000 shares of our common stock. These grants will be adjusted to give effect to the pro rata special distribution of QCP’s common stock to HCP stockholders and are subject to adjustment in accordance with the Ordan Employment Agreement.

NOTE 12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Except as described below, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to record a liability when a loss is considered probable and the amount can be reasonably estimated and to expense legal costs as they are incurred.

Pursuant to a separation and distribution agreement that QCP and HCP entered into in connection with the completion of the Spin‑Off: (i) any liability arising from or relating to legal proceedings involving the assets transferred to QCP has been assumed by QCP and QCP has indemnified HCP and its subsidiaries (and its respective directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such legal proceedings, and (ii) HCP has indemnified QCP (including its subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving HCP’s real estate investment business prior to the Spin‑Off and its retained properties. HCP is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its business, which are subject to the indemnities provided by HCP to QCP, including the actions described below.

HCP has reported that, on May 9, 2016, a purported stockholder of HCP filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16‑cv‑01106‑JJH, in the U.S. District Court for the Northern District of Ohio against HCP, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that HCP made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the DOJ in a pending suit against HCRMC arising from the False Claims Act. The DOJ lawsuit against HCRMC is described in greater detail in Note 4. As the Boynton Beach action is in its early stages and a lead plaintiff has not yet been named, the defendants have not yet responded to the complaint. HCP has reported that it believes the suit to be without merit and intends to vigorously defend against it.

HCP has also reported that, on June 16, 2016 and July 5, 2016, purported stockholders of HCP filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30‑2016‑00858497‑CU‑PT‑CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30‑2016‑00861646‑CU‑MC‑CJC, in the Superior Court of California, County of Orange, against certain of HCP’s current and former directors and officers and HCRMC. The Stearns action was subsequently consolidated by the Court with the Subodh action. HCP is named as a nominal defendant. The consolidated derivative action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. The plaintiffs demand damages (in an unspecified amount), pre-judgment and post-judgment interest, a directive that HCP and the individual defendants improve HCP’s corporate governance and internal procedures (including putting resolutions to amend the bylaws or charter to a stockholder vote), restitution from the individual defendants, costs (including attorneys’ fees, experts’ fees, costs, and expenses), and further relief as the Court deems just and proper. As the Subodh action is in the early stages, the defendants are in the process of evaluating the suit and have not yet responded to the complaint.

HCP has also reported that, on June 9, 2016, and on August 25, 2016, HCP received letters from a private law firm, acting on behalf of its clients, purported stockholders of HCP, each asserting substantially the same allegations made in the Subodh and Stearns matters discussed above. Each letter demands that HCP’s Board of Directors take action to assert HCP’s rights. The Board of Directors of HCP is in the process of evaluating the demand letters.

Commitments for Capital Additions

Under the terms of the Master Lease, the Company is required through April 1, 2019, upon the Lessee’s request, to provide the Lessee an amount to fund Capital Additions Costs (as defined in the Master Lease) approved by the Company, in the Company’s reasonable discretion. Such an amount may not exceed $100 million in the aggregate (“Capital Addition Financing”) and the Company is not obligated to advance more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through September 30, 2016, approximately $1.2 million in Capital Addition Financing has been funded by the Company through a $1.2 million advance payable to HCP at September 30, 2016.

NOTE 13. Income Taxes

Since the Company intends to qualify as a REIT and distribute 100% of its taxable income, the Company will generally not be subject to federal or state and local income taxes. However, the following is a discussion of a deferred tax liability that QCP assumed from HCP in the Spin-Off.

HCP acquired the HCRMC Properties in 2011 through an acquisition of a C Corporation, which was subject to federal and state built‑in gain tax, if any of the assets were sold within 10 years, of up to $2 billion. At the time, HCP intended to hold the assets for at least 10 years, at which time the assets would no longer be subject to the built‑in gain tax.

In December 2015, the U.S. Federal Government passed legislation which reduced the holding period, for federal tax purposes, to five years. HCP satisfied the five-year holding period requirement in April 2016. In September 2016, the U.S. Treasury issued proposed regulation that would change the holding period back to 10 years, but effective only for conversion transactions after August 9, 2016. As currently proposed, these regulations will not impact the HCRMC Properties, as the HCRMC conversion transaction occurred on April 7, 2011.

However, certain states still require a 10‑year holding period and, as such, the assets are still subject to state built‑in gain tax. As of March 31, 2016, HCP determined that it may sell assets during the next five years and, therefore, recorded a deferred tax liability. The Company calculated the deferred tax liability related to the state built‑in‑gain tax using the separate return method. The Company recorded a deferred tax liability of $12.4 million representing its estimated exposure to state built‑in gain tax, which estimate was revised during the three months ended September 30, 2016. The deferred tax liability as of September 30, 2016 was $17.4 million.

NOTE 14. Concentration of Credit Risk

Concentrations of credit risk arise when one or more tenants or operators related to the Company’s investments are engaged in similar business activities or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors its portfolio to assess potential concentrations of risks.

Assets related to HCRMC represented 97% of the Company’s total assets as of September 30, 2016 and December 31, 2015. The Company derived 94% of its total revenues from its lease with HCRMC for the three and nine months ended September 30, 2016 and  95% of its total revenues from its lease with HCRMC for the three and nine months ended September 30, 2015.

NOTE 15. Subsequent Events

See Note 10 for debt activity and Note 11 for equity activity subsequent to September 30, 2016.

In November 2016, QCP provided a one-time $5 million rent reduction to HCRMC for the November 2016 contractual rent due under the Master Lease, constituting a 12.5% reduction in the November 2016 contractual rent due and paid by HCRMC. The reduction in the amount of November 2016 rent is not an indication of future contractual rent modifications, if any, that might result from our discussions and negotiations with HCRMC. Any actual reduction in future contractual rent due from HCRMC under the Master Lease may materially exceed the amount of the November 2016 rent reduction. There can be no assurance that QCP will be able to enhance the value of the Master Lease in the future, nor can there be any assurance that QCP and HCRMC will reach agreement on any amendments or modifications to the Master Lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the combined consolidated financial statements and notes thereto included in this report.  See “Overview – Basis of Presentation” below for defined terms. Our financial statements may not necessarily reflect our future financial condition and results of operations, or what they would have been had we been a separate, stand‑alone company during the periods presented.

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical statements of fact may be deemed “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our intent, belief or expectations, including, but not limited to, statements regarding: the anticipated structure, benefits and tax treatment of the Spin‑Off; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward‑looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward‑looking statements are reasonable, we can give no assurance that our expectations will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•the HCRMC Properties representing substantially all of our assets and our reliance on HCRMC for substantially all of our revenues and dependency on HCRMC’s ability to meet its contractual obligations under the Master Lease and subject to the risks related to the impact of HCRMC’s decline in operating performance and fixed charge coverage and the DOJ lawsuit against HCRMC and other legal proceedings involving HCRMC, including the possibility of larger than expected litigation costs, adverse results and related developments;

•the financial condition of HCRMC and our other existing and future tenants and operators, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings, which may result in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and operators’ leases;

•ongoing trends in the healthcare industry, including a shift away from a traditional fee‑for‑service model and increased penetration of government reimbursement programs with lower reimbursement rates, average length of stay and average daily census, and increased competition in the industry, including for skilled management and other key personnel;

•the effect on our tenants and operators of legislation and other legal requirements, including licensure, certification and inspection requirements, and laws addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements;

•the ability of HCRMC and our other existing and future tenants and operators to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent payments to us and our ability to recover investments made, if applicable, in their operations;

•the potential impact on us, our tenants and operators from current and future litigation matters, including the possibility of larger than expected litigation costs, adverse results and related developments;

•competition for, and our ability to negotiate the same or better terms with and obtain regulatory approvals for, new tenants or operators if our existing Leases are not renewed or we exercise our right to replace HCRMC or other tenants upon default;

•negative economic conditions in our geographies of operation;

•uninsured or underinsured losses that our properties may experience and other unanticipated expenses, including environmental compliance costs and liabilities;

•our non‑investment grade rating from credit rating agencies;

•our ability to manage our indebtedness level, changes in the terms of such indebtedness and changes in market interest rates;

•covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially and adversely affect our business, financial position or results of operations;

•our ability to pay dividends and the tax treatment of such dividends for our stockholders;

•loss of key personnel;

•our ability to qualify or maintain our status as a REIT;

•the ability to achieve some or all the benefits that we expect to achieve from the Spin‑Off or to successfully operate as an independent, publicly‑traded company following the Spin‑Off;

•the ability and willingness of HCP to meet and/or perform its obligations under any contractual arrangements that are entered into with us in connection with the Spin‑Off and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•unexpected liabilities, disputes or other potential unfavorable effects related to the Spin‑Off; and

•additional factors discussed in the section entitled “Risk Factors” in the Information Statement dated October 14, 2016 filed as Exhibit 99.1 to our current report on Form 8-K filed on October 14, 2016 (the “Information Statement”).

Forward‑looking statements speak only as of the date of this Quarterly Report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we expressly disclaim any obligation to release publicly any updates or revisions to any forward‑looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.

Overview – Basis of Presentation

Quality Care Properties, Inc. (“QCP” or the “Company”) is a recently formed Maryland corporation that was created to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”).  As of September 30, 2016, QCP was a wholly owned subsidiary of HCP. Prior to or concurrent with the separation from HCP which was completed on October 31, 2016, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date (the “Spin‑Off”).

Unless the context otherwise requires, references to “we,” “us,” and “our” refer to QCP after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. Before the completion of the separation, the QCP Business was operated through subsidiaries of HCP, which operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Following the Spin‑Off, QCP expects to operate as a REIT under the applicable provisions of the Code, commencing with our initial taxable year ending December 31, 2016. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See “U.S. Federal Income Tax Considerations” in the Information Statement for additional information regarding these requirements.

As of September 30, 2016, the Properties contributed to QCP consisted of 274 post‑acute/skilled nursing properties, 62 memory care/assisted living properties, one surgical hospital and one medical office building (“MOB”), including 17 non‑strategic properties and one additional property held for sale. The Properties are primarily operated in Pennsylvania, Illinois, Ohio, Florida and Michigan. As of September 30, 2016, 310 of the 338 properties were leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The Master Lease properties are leased to, and operated by, HCRMC through its wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of HCR III’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC.

The Master Lease is structured as a triple‑net lease, in which HCRMC, either directly or through its affiliates and sublessees, is expected to continue to operate the properties and be responsible for all operating costs associated with the properties, including the payment of property taxes, insurance and repairs, and providing indemnities to us against liabilities associated with the operation of the properties. HCR III is required to expend a minimum amount during each lease year for capital projects (as defined in the Master Lease), which, as of September 30, 2016, is equal to approximately $30 million for all of the HCRMC Properties in the aggregate. In addition, all obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are expected to continue to be leased on a triple‑net basis to other operators and tenants unaffiliated with HCRMC.

Before the separation,  QCP had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by HCP on the Spin-Off date are presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in HCP’s books and records.

Following the Spin‑Off, QCP is a publicly‑traded company (NYSE: QCP) primarily engaged in the ownership and leasing of post‑acute/skilled nursing properties and memory care/assisted living properties. Our primary source of revenues is rent payable under the Master Lease. We expect HCR III will generate revenues primarily from patient fees and services. We will also have the right to receive payment of the Tranche B DRO currently outstanding under the Master Lease. See “—Liquidity and Capital Resources—Deferred Rent Obligation” for additional information regarding the Tranche B DRO.

We will initially lack certain non‑management administrative capabilities, and accordingly, we have entered into an agreement pursuant to which HCP will provide certain administrative and support services to us on a transitional basis (the “Transition Services Agreement”), which is customary for a transaction such as the Spin‑Off, for a limited transition period after completion of the Spin‑Off.

The historical combined consolidated financial statements included elsewhere in this Quarterly Report include the combined consolidated accounts of the QCP Business as derived from HCP’s consolidated financial statements and accounting records at their historical carrying values. The historical combined consolidated financial statements reflect our financial position, results of operations and cash flows as “carved out” from HCP prior to the Spin‑Off, in conformity with U.S. generally accepted accounting principles (“GAAP”). The combined consolidated financial information reflects the adoption of ASU 2016‑02 (see Note 3 to the combined consolidated financial statements).

We discuss and provide our analysis in the following order:

•	Portfolio overview;

•	Results of operations;

•	HCRMC financial information;

•	Liquidity and capital resources;

•	Dividends;

•	Contractual obligations;

•	Off‑balance sheet arrangements;

•	Inflation;

•	Non-GAAP financial measures;

•	Critical accounting policies; and

•	Recent accounting pronouncements.

PORTFOLIO OVERVIEW

As of September 30, 2016, the QCP Business consisted of 338 properties (including 17 non‑strategic properties and one additional property held for sale) as follows:

Operator	Property Type	Property Count	Beds/Units	Occupancy %
HCRMC	Post-acute/skilled	249	32,500	82.3
	Senior housing	61	4,483	81.5
Tandem Consulate Health Care	Post-acute/skilled	9	932	92.0
Covenant Care	Post-acute/skilled/ Senior housing	12	1,261	78.2
Genesis HealthCare	Post-acute/skilled/ Senior housing	5	477	67.1
Remaining	Hospital/ Medical office	2	37 Beds/ 88,000 Sq. Ft.	N/A
Total		338

From the 310 properties leased to HCRMC under the Master Lease and operated by HCRMC through HCR III, the Company derived 94% of its total revenues for the three and nine months ended September 30, 2016.  See “HCRMC Financial Information” below for more information on HCRMC’s financial results.

During the quarter ended March 31, 2015, we and HCRMC agreed to market for sale the real estate and operations associated with 50 non‑strategic properties that were under the Master Lease. Pursuant to the agreement, HCRMC received an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by us.

On March 29, 2015, we and HCRMC agreed to amend the Master Lease (“HCRMC Lease Amendment”). Commencing April 1, 2015, we provided an annual net rent reduction of $68 million, which equated to initial lease year rent of $473 million, compared to the $541 million annual rent that would have commenced April 1, 2015, prior to the HCRMC Lease Amendment. The contractual rent increases by 3.0% annually during the initial term, commencing April 1, 2016. In exchange, we received the following consideration:

•A right to acquire fee ownership in nine post‑acute/skilled nursing properties valued at $275 million with a median age of four years, owned and operated by HCRMC. We retained a lease receivable of equal value, (the “Tranche A DRO”) earning income of $19 million annually (included in the amended initial lease year rent of $473 million above), which is reduced as the property purchases are completed. Following the purchase of a property, HCRMC leases such property from us pursuant to the Master Lease. The nine properties contribute an aggregate of $19 million of annual rent (subject to escalation) under the Master Lease;

•The Tranche B DRO with an initial principal amount of $250 million, is payable by HCRMC upon the earlier of: (i) March 31, 2029, which is the end of the initial term of the first renewal pool under the Master Lease; or (ii) certain capital or liquidity events of HCRMC, including an initial public offering or sale. The Tranche B DRO increases each year as follows: 3.0% in April 2016 through 2018, 4.0% in 2019, 5.0% in 2020 and 6.0% in 2021 and annually thereafter until the end of the initial lease term; and

•Extension of the initial lease term by five years, to an average of 16 years.

During the year ended December 31, 2015, 22 of the 50 non‑strategic property sales were completed for $218.8 million. As of December 31, 2015, the remaining 28 properties that had not yet been sold were classified as real estate and related assets held for sale. During the year ended December 31, 2015, we recognized an impairment charge of $47.1 million related to the anticipated sale of the 50 non‑strategic properties based on expected net cash flows amounting to the projected sales price. During the nine months ended September 30, 2016, we completed an additional 11 of the 50 non‑strategic property sales, generating proceeds of $62.3 million, with the remaining 17 properties classified as real estate and related assets held for sale as of September 30, 2016. Of the 17 remaining non‑strategic properties, seven are expected to be sold by the end of 2016 and 10 are expected to be sold in the first quarter of 2017. Contracts have been entered into with third party purchasers with respect to the sale of 10 of the 17 non‑strategic properties for an aggregate amount of $54.0 million. The HCRMC Properties also include one additional property that is expected to be sold in the fourth quarter of 2016 and classified as held for sale at September 30, 2016.  In September 2016, we recognized an additional impairment charge of $21.1 million related to the 17 remaining non-strategic properties and the additional property. We will receive all of the proceeds from the divestitures.

We acquired seven HCRMC properties during the year ended December 31, 2015 for $183.4 million, the proceeds of which were used to settle a portion of the Tranche A DRO. In the first quarter of 2016, we acquired two additional properties for $91.6 million. The aggregate $275 million purchase price proceeds for the nine properties were used to settle the Tranche A DRO in full. For additional information regarding the DRO, see “—Liquidity and Capital Resources—Deferred Rent Obligation.”

In February 2016, we acquired a new 64‑bed memory care property in Easton, Pennsylvania for $15.0 million, which opened in January 2016 and is located adjacent to one of our existing post‑acute properties. The property was developed by HCRMC and added to the Master Lease with a term of 16 years.

In November 2016, QCP provided a one-time $5 million rent reduction to HCRMC for the November 2016 contractual rent due under the Master Lease, constituting a 12.5% reduction in the November 2016 contractual rent due and paid by HCRMC. The reduction in the amount of November 2016 rent is not an indication of future contractual rent modifications, if any, that might result from our discussions and negotiations with HCRMC. Any actual reduction in future contractual rent due from HCRMC under the Master Lease may materially exceed the amount of the November 2016 rent reduction. There can be no assurance that QCP will be able to enhance the value of the Master Lease in the future, nor can there be any assurance that QCP and HCRMC will reach agreement on any amendments or modifications to the Master Lease.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Results for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended
	September 30,		Change
	2016	2015	$
Revenues:
Rental and related revenues	$123,280	$145,584	$(22,304)
Tenant recoveries	387	416	(29)
Total revenues	123,667	146,000	(22,333)
Costs and expenses:
Depreciation and amortization	35,879	61,948	(26,069)
Operating	1,032	1,008	24
General and administrative	7,131	4,053	3,078
Impairments	21,145	—	21,145
Total costs and expenses	65,187	67,009	(1,822)
Other income:
Gain on sales of real estate	—	621	(621)
Other income, net	213	22	191
Total other income, net	213	643	(430)
Income before income taxes and income from and impairment of equity method investment	58,693	79,634	(20,941)
Income tax expense	(5,173)	(198)	(4,975)
Income from equity method investment	—	12,775	(12,775)
Impairment of equity method investment	—	(17,221)	17,221
Net income and comprehensive income	$53,520	$74,990	$(21,470)

Total revenues.  Total revenues decreased by $22.3 million to $123.7 million for the three months ended September 30, 2016. The decrease was primarily the result of the following: (i) $33.1 million reduction related to the change in income recognition to a cash basis method of accounting for the Master Lease commencing in January 2016 and (ii) $5.3 million reduction related to the sale of 33 non‑strategic properties during 2016 and 2015.  This decrease was partially offset by the following: (i) $13.2 million that was reclassified  to equity income in the 2015 period as a result of our ownership interest in HCRMC, which is no longer reclassified in 2016 (see Note 4 to the combined consolidated financial statements) and (ii) $3.7 million net increase as a result of the HCRMC Lease Amendment effective April 2015.

Depreciation and amortization expense.  Depreciation and amortization expense decreased $26.1 million to $35.9 million for the three months ended September 30, 2016. The decrease was primarily the result of the following: (i) $25.1 million reduction related to building and improvements that became fully depreciated in the first quarter of 2016; (ii) $3.1 million reduction related to 22 of the non‑strategic property sales which were completed in the second half of 2015; (iii) $0.9 million reduction related to ceased depreciation of the real estate and related assets held for sale as of September 30, 2015 and (iv) $0.9 million related to the 11 non‑strategic property sales that were completed in the first nine months of 2016. This decrease was partially offset by $2.8 million related to increased depreciation from 10 HCRMC Properties purchased in the second half of 2015 and the first quarter of 2016.

General and administrative expenses.  General and administrative expenses increased $3.1 million to $7.1 million for the three months ended September 30, 2016 primarily due to the $3.5 million allocation of severance‑related charges resulting from the resignation of HCP’s former President and Chief Executive Officer in July 2016.

Impairments.  During the three months ended September 30, 2016, we recognized an impairment charge of $21.1 million related to the 17 remaining non‑strategic properties and one additional property to be sold. The impairment charge was based on the expected cash flows amounting to the projected net sales price as compared to the carrying values (see Note 4 to the combined consolidated financial statements). No impairments were recorded during the three months ended September 30, 2015.

Income tax expense.  Income tax expense increased $5.0 million to $5.2 million for the three months ended September 30, 2016. The increase was the result of increasing deferred tax liabilities by $5.0 million during the 2016 period, representing an adjustment to our estimated potential exposure to state built‑in gain tax from determining that we may sell assets during the next five years (see Note 13 to the combined consolidated financial statements).

Income from equity method investment.    During the three months ended September 30, 2015, we recognized $12.8 million of income related to our ownership interest in HCRMC. In December 2015, we reduced the carrying amount of our equity method investment in HCRMC to zero (partially impaired in September 2015 below) and, beginning January 2016, income is recognized only if cash distributions are received from HCRMC. As a result, no income was recognized during the three months ended September 30, 2016 (see Note 6 to the combined consolidated financial statements).

Impairment of equity method investment.    During the three months ended September 30, 2015, we recognized an impairment of $17.2 million related to our equity method investment in HCRMC as a result of our review of HCRMC’s operating results and market industry data  (Note 6 to the combined consolidated financial statements).

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Results for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended
	September 30,		Change
	2016	2015	$
Revenues:
Rental and related revenues	$366,455	$432,902	$(66,447)
Tenant recoveries	1,149	1,119	30
Total revenues	367,604	434,021	(66,417)
Costs and expenses:
Depreciation and amortization	129,870	186,062	(56,192)
Operating	3,056	2,900	156
General and administrative	16,359	19,572	(3,213)
Impairments	21,145	47,135	(25,990)
Total costs and expenses	170,430	255,669	(85,239)
Other income:
Gain on sales of real estate	6,460	621	5,839
Other income, net	255	65	190
Total other income, net	6,715	686	6,029
Income before income taxes and income from and impairment of equity method investment	203,889	179,038	24,851
Income tax expense	(18,014)	(593)	(17,421)
Income from equity method investment	—	40,641	(40,641)
Impairment of equity method investment	—	(17,221)	17,221
Net income and comprehensive income	$185,875	$201,865	$(15,990)

Total revenues.  Total revenues decreased by $66.4 million to $367.6 million for the nine months ended September 30, 2016. The decrease was primarily the result of the following: (i) $83.9 million reduction related to the change in income recognition to a cash basis method of accounting for the Master Lease commencing in January 2016; (ii) $19.1 million reduction related to the sale of 33 non‑strategic properties during 2016 and 2015 and (iii) $3.7 million net reduction as a result of the HCRMC Lease Amendment effective April 2015. This decrease was partially offset by $41.1 million that was reclassified  to equity income in the 2015 period as a result of our ownership interest in HCRMC, which is no longer reclassified in 2016 (see Note 4 to the combined consolidated financial statements).

Depreciation and amortization expense.  Depreciation and amortization expense decreased $56.2 million to $129.9 million for the nine months ended September 30, 2016. The decrease was primarily the result of the following: (i) $50.3 million reduction related to building and improvements that became fully depreciated in the first quarter 2016; (ii) $9.6 million reduction related to 22 of the non‑strategic property sales which were completed in the second half of 2015; (iii) $2.8 million reduction related to ceased depreciation of the real estate and related assets held for sale as of September 30, 2015 and (iv) $2.8 million related to the 11 non‑strategic property sales that were completed in the first nine months of 2016. This decrease was partially offset by $8.0 million related to increased depreciation from 10 HCRMC Properties purchased in the second half of 2015 and the first quarter of 2016.

General and administrative expenses.  General and administrative expenses decreased $3.2 million to $16.4 million for the nine months ended September 30, 2016 primarily due to the following: (i) $4.0 million of legal costs resulting from the HCRMC Lease Amendment in April 2015 and (ii) $1.9 million allocation of severance‑related charges resulting from the resignation of HCP’s former Executive Vice President and Chief Investment Officer in June 2015. This decrease was partially offset by the $3.5 million allocation of severance-related charges resulting from the resignation of HCP’s former President and Chief Executive Officer in July 2016.

Impairments.  During the nine months ended September 30, 2015, we recognized an impairment charge of $47.1 million related to the 50 non‑strategic properties to be sold. During the nine months ended September 30, 2016, we recognized an additional impairment charge of $21.1 million related to the 17 remaining non‑strategic properties and one additional property to be sold. The impairment charges  were based on the expected net cash flows amounting to the projected sales price as compared to the carrying values (see Note 4 to the combined consolidated financial statements).

Gain on sales of real estate.  During the nine months ended September 30, 2016, we sold 11 non‑strategic properties for $62.3 million and recognized a gain of $6.5 million. During the nine months ended September 30, 2015, we sold one non-strategic property for $10.9 million and recognized a gain of $0.6 million.

Income tax expense.  Income tax expense increased $17.4 million to $18.0 million for the nine months ended September 30, 2016. The increase was the result of recognizing deferred tax liabilities of $17.4 million, representing our estimated potential exposure to state built‑in gain tax from determining that we may sell assets during the next five years (see Note 13 to the combined consolidated financial statements).

Income from equity method investment.  For the nine months ended September 30, 2015, we recognized $40.6 million of income related to our ownership interest in HCRMC. In December 2015, we reduced the carrying amount of our equity method investment in HCRMC to zero (partially impaired during September 2015 below) and, beginning January 2016, income is recognized only if cash distributions are received from HCRMC. As a result, no income was recognized during the nine months ended September 30, 2016 (see Note 6 to the combined consolidated financial statements).

Impairment of equity method investment.  For the nine months ended September 30, 2015, we recognized an impairment of $17.2 million related to our equity method investment in HCRMC as a result of our review of HCRMC’s operating results and market industry data (Note 6 to the combined consolidated financial statements).

HCRMC FINANCIAL INFORMATION

HCRMC is our principal operator and lessee, representing approximately 94% of our total revenues for the three and nine months ended September 30, 2016.  HCRMC, along with other post-acute/skilled nursing operators, has been and continues to be adversely impacted by a challenging operating environment in the post-acute/skilled nursing sector, which has put downward pressure on revenues and operating income. Ongoing trends in the post-acute/skilled nursing sector include, but are not limited to the following:

•	A shift away from a traditional fee for service model towards new managed care models, which base reimbursement on patient outcome measures;
•

Increased penetration of Medicare Advantage plans (i.e., managed Medicare), which has reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients;

•

Increased competition from alternative healthcare services such as home health agencies, life care at home, community based service programs, senior housing, retirement communities and convalescent centers; and

•	Increased regulatory scrutiny on government reimbursements.

In addition to the industry trends, HCRMC’s recent performance has been impacted by the following:

•	HCRMC’s exit from 50 non-strategic properties, of which 33 have been completed since July 2015; and
•

In April 2015, the U.S. Department of Justice (“DOJ”) filed a civil complaint against HCRMC for alleged false claims related to Medicare reimbursement. HCRMC continues to defend against the complaint and is incurring associated legal and regulatory defense costs, which were approximately $9 million for 2015 and were approximately $6 million for the nine months ended September 30, 2016. The outcome of the DOJ civil complaint remains uncertain and HCRMC expects to continue to incur additional legal and regulatory defense costs (see Note 4 to the combined consolidated financial statements).

Due to the above-described factors, HCRMC’s performance continued to deteriorate in 2015 and 2016, despite the amendment reducing annual rent due under the Master Lease effective April 2015, resulting in eroded operating margins and lease and fixed charge coverages:

•

On a trailing 12-month basis, normalized earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) has declined from $501.0 million for the period ended June 30, 2016 to $492.8 million for the period ended September 30, 2016.

•	On a trailing 12-month basis, normalized fixed charge coverage (“FCC”) has declined from 1.03x for the period ended June 30, 2016 to 1.02x for the period ended September 30, 2016.
•

On a trailing 12-month basis, facility (excluding corporate items and non-QCP properties) cash flow coverage (“CFC”) has declined from 0.82x for the period ended June 30, 2016 to 0.80x for the period ended September 30, 2016.

For a more detailed description of risks we are subject to due to our dependence on HCRMC, including adverse business and financial conditions and developments, see “Risk Factors—Risks Related to Our Business” in the Information Statement.

The following tables summarize HCRMC’s reported consolidated financial information (in millions)(1):

	September 30,	December 31,
	2016	2015
Real estate and other property, net	$2,554.1	$2,628.5
Cash and cash equivalents	163.7	125.0
Goodwill, intangible and other assets, net	4,537.5	4,598.3
Total assets	$7,255.3	$7,351.8
Debt and financing obligations	$5,767.2	$5,836.4
Accounts payable, accrued liabilities and other	1,028.3	982.9
Redeemable preferred stock	2.1	2.1
Total equity	457.7	530.4
Total liabilities and equity	$7,255.3	$7,351.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$951.4	$1,009.6	$2,893.6	$3,091.1
Operating, general and administrative expense	(838.8)	(885.7)	(2,527.4)	(2,667.8)
Depreciation and amortization expense	(32.5)	(33.3)	(97.6)	(104.6)
Interest expense	(114.8)	(119.7)	(345.0)	(339.9)
Other income, net	5.4	2.6	13.7	7.5
Loss on disposal of assets	(10.0)	(76)	(12.6)	(76.0)
Impairment	—	—	(6.0)	—
Loss from continuing operations before income tax benefit	(39.3)	(102.5)	(81.3)	(89.7)
Income tax benefit	0.6	13.3	8.8	7.7
Loss from continuing operations	(38.7)	(89.2)	(72.5)	(82.0)
Income (loss) from discontinued operations, net of taxes	—	2.0	—	(4.0)
Net loss	$(38.7)	$(87.2)	$(72.5)	$(86.0)

(1)	All data was derived solely from information provided by HCRMC.

The following table summarizes HCRMC’s reported operating results on a trailing 12-month basis:

	Trailing 12 Months Ended
	September 30,	June 30,
	2016	2016
HCRMC Unaudited Results of Operations(1)
Revenues	$3,882.1	$3,940.3
Operating and general and administrative expenses	(3,408.2)	(3,455.1)
Depreciation and amortization expense	(130.4)	(131.2)
Asset impairment(2)	(6.0)	(6.0)
Income before other (expenses) income and income taxes	337.5	348.0
Interest expense	(462.7)	(467.6)
Gain (loss) on disposal of assets	16.7	(49.3)
Equity in earnings, interest income and other	17.2	14.4
Loss from continuing operations before income taxes	(91.3)	(154.5)
Income tax (expense) benefit	(4.5)	8.2
Loss from continuing operations	(95.8)	(146.3)
Loss from discontinued operations:
Facility EBITDARM	(2.6)	(3.0)
Other income, net of taxes	1.0	4.5
Loss from discontinued operations:	(1.6)	1.5
Net loss	$(97.4)	$(144.8)
EBITDAR and FCC Calculation
Revenues	$3,882.1	$3,940.3
Operating and general and administrative expenses	(3,408.2)	(3,455.1)
Equity in earnings, interest income and other	17.2	14.4
Facility EBITDARM from discontinued operations	(2.6)	(3.0)
Other adjustments	3.5	3.5
EBITDAR	492.0	500.1
Normalizing adjustments	0.8	0.9
Normalized EBITDAR	$492.8	$501.0
Fixed charges:
Cash rent	$461.5	$463.1
Interest expense - term loan and other	21.8	21.9
Total fixed charges	$483.3	$485.0
As Reported FCC(3)	1.02x	1.03x
Normalized FCC(3)	1.02x	1.03x
Facility Level Coverage
Facility EBITDAR(4)	$349.6	$357.3
Facility CFC	0.80x	0.82x

(1)

Results include revenues and expenses related to all businesses managed by HCRMC including (i) Facility EBITDARM (EBITDAR before management fees) for communities owned by the Company, (ii) home health care, hospice and rehabilitation services and (iii) general and administrative, depreciation, interest and income tax expenses. All data was derived solely from information provided by HCRMC.

(2)	Relates to a June 2016 impairment on a non-QCP facility.
(3)

Represents EBITDAR (as reported FCC) or normalized EBITDAR (normalized FCC) divided by total fixed charges. EBITDAR for the trailing 12 months ended September 30, 2016 includes losses of $9 million related to 33 non-strategic assets sold to date.

(4)	Includes an imputed management fee of 4%.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate: (i) funding recurring operating expenses, (ii) meeting debt service requirements, including principal payments and maturities and (iii) satisfying our distributions to our stockholders, as required for us to qualify as a REIT, for the next 12 months primarily by using cash flow from operations, available cash balances and borrowings under the senior secured revolving credit facility and unsecured revolving credit facility (see “Debt” below for details on the facilities). In addition, we may elect to meet certain liquidity requirements through proceeds from the sale of assets or from borrowings and/or equity and debt offerings.

These expectations are forward‑looking and subject to a number of uncertainties and assumptions, which are described under “Risk Factors” in the Information Statement. If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Cash Flow Summary

The following summary discussion of our cash flows is based on the combined consolidated statements of cash flows and is not meant to be an all‑inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $3.5 million and $6.1 million at September 30, 2016 and December 31, 2015, respectively, representing a decrease of $2.6 million. The following table sets forth changes in our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015	Change
Net cash provided by operating activities	$440,677	$365,814	$74,863
Net cash used in investing activities	$(30,966)	$(48)	$(30,918)
Net cash used in financing activities	$(412,242)	$(365,534)	$(46,708)

Net cash provided by operating activities increased by $74.9 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily the result of $91.6 million of cash received from the settlement of a portion of the Tranche A DRO in 2016.

Net cash flows used in investing activities increased by $31.0 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily the result of $106.6 million from the purchase of two HCRMC Properties (the proceeds of which were used by HCRMC to settle a portion of the Tranche A DRO described above) and investment in a memory care property in 2016, offset by $62.3 million in proceeds received from the sale of 11 non‑strategic properties and a decrease in restricted cash of $14.5 million during 2016.

Net cash flows used in financing activities, which consist of net distributions to HCP, increased $46.7 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to changes in our operating and investing activities described above.

Deferred Rent Obligation

In addition to the fixed annual rent under the Master Lease, we received a DRO from HCR III equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million. HCR III made rental payments on Tranche A equal to 6.9% of the outstanding amount (representing $19 million) for the initial lease year until the entire Tranche A DRO was paid in full in March 2016 in connection with the nine aggregate property purchases. We recognized the 6.9% Tranche A rental payments in rental and related revenues when earned and included the Tranche A DRO in our calculation of straight‑line rent. As properties were acquired from HCRMC, the straight‑line rent calculation was adjusted to reflect the corresponding partial settlement of the Tranche A DRO. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and annually for the remainder of its term. The Tranche A and Tranche B DROs are due and payable on the earlier of

(i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. The HCRMC Lease Amendment also imposes certain restrictions on HCR III and HCRMC until the Tranche B DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC. The outstanding principal balance of the Tranche B DRO was $257.5 million as of September 30, 2016. The Tranche B DRO of $250 million is being accounted for as a minimum lease rental payment and is included in our straight‑line rent calculation. The annual escalations of the principal balance are considered variable lease rental payments, as the Tranche B DRO is prepayable at the option of HCRMC, and as such, are not included in our straight‑line rent calculation. As a result of placing the Master Lease on nonaccrual status, we further evaluated the carrying amount of our straight-line rent receivables and determined that it was impaired at December 31, 2015 (see Note 4 to the combined consolidated financial statements).

Debt

Overview

We transferred approximately $1.7 billion in cash to HCP (together with our common stock) in exchange for the transfer to us of the equity of the entities that hold the QCP Business, approximately $60 million of which was used to pay fees, costs and expenses incurred in connection with the Spin-Off transaction. The cash requirements of the Spin‑Off were financed through our borrowings pursuant to the senior secured term loan and the offering of the senior secured notes. We expect that other sources of cash required to pay our operating expenses for the remainder of the year will consist of cash flows provided by our operations, up to $100 million of available borrowings under the senior secured revolving credit facility, $25 million of which was drawn at closing, and up to $100 million of available borrowings under the unsecured revolving credit facility, none of which was drawn at closing.

Our total debt is comprised of the senior secured notes, the senior secured term loan and any outstanding borrowings under the senior secured revolving credit facility and the unsecured revolving credit facility.

After the consummation of the Spin‑Off and related transactions, we are highly levered. After the Spin‑Off and related transactions, as of October 31, 2016, we had outstanding approximately $1.8 billion face value of aggregate indebtedness, with approximately $75 million available for borrowing under the senior secured revolving credit facility and, subject to certain limitations on our ability to draw, $100 million available for borrowing under the unsecured revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. Post Spin-Off, the cash component of our annual interest expense is approximately $126 million, based on our outstanding debt and interest rates at October 31, 2016.

Senior Secured Credit Facilities

In connection with the Spin‑Off and related transactions, we and certain of our subsidiaries entered into the senior secured credit facilities which provide for senior secured financing of up to $1.1 billion, consisting of (i) the senior secured term loan in an aggregate principal amount of $1.0 billion and (ii) the senior secured revolving credit facility in an aggregate principal amount of up to $100 million, including both a letter of credit sub‑facility and a swingline loan sub‑facility. The senior secured term loan matures in 2022 and the senior secured revolving credit facility matures in 2021.

The senior secured credit facilities are secured on a first lien priority basis by substantially all of the assets of ours, our borrower subsidiaries, and other wholly-owned domestic subsidiaries other than immaterial subsidiaries, unrestricted subsidiaries to be designated by us and certain other customarily excluded subsidiaries (the "Subsidiary Guarantors") and by a pledge of capital stock (other than the capital stock of QCP), including capital stock of the Subsidiary Guarantors and 65% of the capital stock of the first-tier foreign subsidiaries that are not Subsidiary Guarantors, in each case subject to certain exceptions. The senior secured credit facilities are unconditionally guaranteed, jointly and severally, by us, the parent of the borrower subsidiaries and the Subsidiary Guarantors.

All borrowings under the senior secured revolving credit facility following the date the senior secured term loan is initially drawn are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties.

Borrowings under the senior secured credit facilities bear interest at a rate equal to, at our option, either (a) a LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor in the case of senior secured term loans or (b) a base rate determined by reference to the highest of (i) the rate of interest publicly announced by Barclays Bank PLC as the "Prime Rate" in New York, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin. The initial applicable margin for borrowings is 5.25% with respect to LIBOR borrowings and 4.25% with respect to base rate borrowings under the senior secured term loan and base rate borrowings and swingline borrowings under the senior secured revolving credit facilities.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee equal to 0.50% per annum to the lenders under the senior secured revolving credit facility in respect of the unutilized commitments thereunder. We are also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer's customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.

The senior secured credit facilities require scheduled quarterly payments on the senior secured term loan in annual amounts equal to 1.0% of the original principal amount of the senior secured term loan, with the balance paid at maturity. In addition, the senior secured credit facilities require us to prepay outstanding senior secured term loan borrowings, subject to certain exceptions, with: (i) 100% of the net cash proceeds of all non-ordinary course asset sales, (excluding the sale of the 17 non-strategic properties in the process of being divested), other dispositions of property (including insurance and condemnation proceeds), in each case subject to certain exceptions and provided that we may (a) reinvest within 12 months or (b) commit to reinvest those proceeds within 12 months and so reinvest such proceeds within 18 months; and (ii) 100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the senior secured credit facilities.

We may voluntarily repay outstanding loans under the senior secured credit facilities at any time, without premium or penalty, subject to the following proviso and subject to customary "breakage" costs with respect to LIBOR rate loans; provided that voluntary prepayments of the senior secured term loan, or any repricing amendments resulting in a repricing event related thereto, shall be subject to a prepayment premium or fee of (x) prior to the first anniversary of the closing date, 2.00% of the aggregate principal amount of the senior secured term loan so prepaid or with respect to which the pricing has been reduced, (y) on or after the first anniversary of the closing date and prior to the second anniversary of the closing date, 1.00% of the aggregate principal amount of the senior secured term loan so prepaid or for which the pricing has been reduced and (z) on or after the second anniversary of the closing date, no prepayment shall be payable.

The senior secured credit facilities require that we, commencing with the first full fiscal quarter after the consummation of the Spin-Off, comply on a quarterly basis with a debt service coverage ratio of at least 1.75 to 1.00. For purposes of calculating the debt service coverage ratio, at any time prior to an amendment of the Master Lease resulting in the reduction of the aggregate cash monthly rent payable thereunder by more than 20% (a "material amendment"), subject to certain exceptions, EBITDA shall be calculated by reference to the HCR tenant EBITDAR with respect to each property leased to HCRMC, and shall include operating income from the non-HCRMC properties. At any time following a material amendment, EBITDA shall be the consolidated EBITDA of QCP and its restricted subsidiaries.

The senior secured credit facilities contain certain customary affirmative covenants and events of default. The negative covenants in the senior secured credit facilities include, among other things, limitations (none of which are absolute) on our ability to: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; change our lines of business; restrict dividends from our subsidiaries or restrict liens; prepay certain junior lien debt or material unsecured debt; modify the terms of certain debt or organizational agreements; and make any amendment or waiver to, or replacement or termination of, the Master Lease or certain other material leases (including amendments, waivers, replacements or terminations that would be materially adverse to the lenders; provided that neither dispositions and investments otherwise permitted under the credit agreement, nor any rent reductions in connection with the Master Lease, shall be considered "materially adverse" for purposes of the covenant).

The events of default in the senior secured credit facilities include (with customary thresholds and grace periods) non-payment of principal, interest or other amounts due thereunder; violation of covenants; material inaccuracy of a representation or warranty when made or deemed made; cross-default (after the expiration of any grace period) and cross-acceleration to material recourse indebtedness; bankruptcy events with respect to us or any of our material subsidiaries; general inability to pay debts; certain Employee Retirement Income Security Act of 1974 (“ERISA”) events; unpaid, uninsured final monetary judgments or non-monetary judgements that have not been discharged; invalidity of a material portion of the guarantees or of liens on a material portion of the collateral; and a change of control.

Unsecured Revolving Credit Facility

In connection with the Spin‑Off and related transactions, we entered into the unsecured revolving credit facility, which provides for an aggregate principal amount of up to $100 million, maturing on  October 31, 2018. However, we may only draw on the unsecured revolving credit facility prior to October 31, 2017, the one‑year anniversary of the closing of the Spin‑Off and related transactions. HCP is the sole lender under the unsecured revolving credit facility. QCP is the borrower under the unsecured revolving credit facility. The unsecured revolving credit facility is guaranteed, jointly and severally, by the borrower subsidiaries under the senior secured credit facilities, the parent of the borrower subsidiaries and the Subsidiary Guarantors.

The credit agreement governing the unsecured revolving credit facility contains certain customary affirmative covenants, negative covenants and events of default that are substantially the same as those under the senior secured notes, except that (i) such covenants have been modified to reflect the unsecured nature of the unsecured revolving credit facility, (ii) such covenants do not permit additional indebtedness, including under any incremental facility pursuant to the senior secured credit facilities, without the consent of HCP, (iii) the terms of any existing indebtedness may not be amended or modified in a manner that is materially adverse to HCP, the lender under the unsecured revolving credit facility, and (iv) at any time that borrowings are outstanding under the unsecured revolving credit facility, we may not pay dividends in excess of the amount required to maintain our or certain of our subsidiaries’ status as a REIT or to avoid the payment of any excise tax or income tax with respect to us or certain of our subsidiaries.

The credit agreement governing the unsecured revolving credit facility requires us to prepay outstanding borrowings, which requirement may be subject to certain exceptions, on a monthly basis in an amount equal to the lesser of (i) 95.0% of the retained cash flow for the prior month and (ii) the aggregate amount of loans outstanding under the unsecured revolving credit facility.

All borrowings under the unsecured revolving credit facility are subject to the satisfaction of certain conditions, including (i) the senior secured revolving credit facility being unavailable, (ii) the failure of HCRMC to pay rent and (iii) other customary conditions, including the absence of a default and the accuracy of representations and warranties.

Borrowings under the unsecured revolving credit facility will bear interest at a rate equal to a LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus an applicable margin of 6.25%. In addition to paying interest on outstanding principal under unsecured revolving credit facility, we will be required to pay a facility fee equal to 0.50% per annum of the maximum capacity under the unsecured revolving credit facility to HCP.

QCP may voluntarily prepay outstanding loans under the unsecured revolving credit facility at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans.

Senior Secured Notes

In connection with the Spin‑Off and related transactions, we issued the $750 million senior secured notes that mature on November 1, 2023. The senior secured notes bear interest at a rate of 8.125% per annum, payable on May 1 and November 1 of each year, commencing on May 1, 2017. The senior secured notes are secured on a second lien basis by the same collateral securing the senior secured credit facilities and are guaranteed, jointly and severally, on a senior basis, by QCP and QCP’s wholly-owned domestic subsidiaries, other than immaterial subsidiaries, unrestricted subsidiaries to be designated by QCP and certain other customarily excluded subsidiaries, that are borrowers or guarantors under the senior secured credit facilities (the “Guarantors”).

On or after November 1, 2019, we may redeem the senior secured notes at our option, in whole at any time or in part from time to time, at the redemption prices set forth in the indenture governing the notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 35% of the aggregate principal amount of the senior secured notes on or prior to November 1, 2019 in an amount equal to the net proceeds from certain equity offerings at the redemption price set forth in the indenture. Prior to November 1, 2019, we may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium set forth in the indenture. There is no sinking fund for the notes.

Upon certain events constituting a change of control under the indenture, the noteholders will have the right to require us to offer to repurchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, to, but not including, the date of purchase.

The indenture includes covenants customary for high yield senior notes of this type, including covenants relating to our ability to sell assets, pay dividends and make other distributions, redeem or repurchase our capital stock, incur additional debt and issue capital stock, create liens, consolidate, merge or sell substantially all of our assets, enter into certain transactions with our affiliates, make loans, investments or advances, or repay subordinated indebtedness. The indenture also requires that we maintain a minimum debt service coverage ratio of 1.50 to 1.00, which will be tested on a quarterly basis.

The indenture provides for customary events of default, which, if any of them occurs, would permit or require the principal of and accrued interest on the senior secured notes to become, or to be declared, due and payable. Events of default (subject in certain cases to customary grace and cure periods), include, among others, nonpayment of principal or interest, breach of other covenants or agreements in the indenture, failure to pay certain other indebtedness, failure to pay certain final judgments, failure of certain guarantees to be enforceable, and certain events of bankruptcy or insolvency.

Capital Expenditures

Capital expenditures for the Properties leased under the various lease agreements are generally the responsibility of the respective lessee, which may submit requests seeking financing from us to cover all or a portion of such expenditures as described below. Capital expenditures of the lessee are expected to be primarily for complying with its obligations to make certain expenditures at each of the Properties each lease year. We anticipate that these capital expenditures will be funded by the lessee through the cash flow from its operation of our properties, along with additional borrowings, if necessary.

Under the terms of the Master Lease, we are required through April 1, 2019 to, upon HCR III’s request, provide HCR III an amount to fund Capital Additions Costs (as defined in the Master Lease) approved by us, in our reasonable discretion, with such amount not to exceed $100 million in the aggregate (“Capital Addition Financing”), but we are not obligated to advance more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through September 30, 2016, we have provided approximately $1.2 million in Capital Addition Financing.

Equity

Common Stock

Our charter authorizes the issuance of 200,000,000 shares of common stock, $0.01 par value per share (“common stock”). On October 31, 2016, 93,594,234 shares of QCP common stock were issued to stockholders of HCP pursuant to the Spin-Off. HCP distributed QCP common stock to HCP’s stockholders on a pro rata basis, with each HCP stockholder receiving one share of QCP common stock for every five shares of HCP common stock held on the record date. Holders of HCP common stock received cash in lieu of any fractional shares of QCP common stock which they would have otherwise received.

Preferred Stock

Our charter authorizes the issuance of up to 50,000,000 shares of our preferred stock, par value $0.01 per share. Prior to the Spin‑Off, we issued 2,000 shares of Class A Preferred Stock with an aggregate liquidation preference of $2 million to HCP, which it later sold to institutional investors following the completion of the Spin-Off. The Class A Preferred Stock ranks prior to our common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding up. The Class A Preferred Stock entitles the holders thereof to cumulative cash dividends in an amount equal to 12% per annum of the aggregate liquidation preference, payable quarterly.

We may, at our option at any time on or after the first anniversary of the issue date, redeem the Class A Preferred Stock at any time in whole, or from time to time in part, for cash at a price per share (the “Preferred Stock Redemption Price”) equal to the liquidation preference, plus any accumulated, accrued and unpaid dividends, to, but excluding, the date of redemption. Upon the occurrence of a Change of Control (as defined in the Articles Supplementary relating thereto), we must redeem all of the outstanding shares of Class A Preferred Stock for cash at a price per share equal to the Preferred Stock Redemption Price. At any time after the seventh anniversary of the issuance of the Class A Preferred Stock, a holder of shares of Class A Preferred Stock has the right to require us to repurchase all or a portion of the holder’s shares at a price per share equal to the Preferred Stock Redemption Price. Except as described above, the shares of Class A Preferred Stock have no stated maturity, are not subject to any sinking fund and will remain outstanding indefinitely.

Stock Based Compensation

On October 31, 2016, the Company’s Board of Directors adopted the Quality Care Properties, Inc. 2016 Performance Incentive Plan (the “Plan”), which permits the Company to grant awards to officers, employees, directors and consultants of the Company or a subsidiary. An aggregate of 9,500,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 3,000,000 shares and the maximum value of awards to be granted to a non-employee director in any consecutive 12-month period is $500,000. Awards may be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, any similar rights to purchase or acquire shares, any other award with a value derived from the value of or related to the common stock, or performance-based cash rewards.

On August 3, 2016, the Company entered into an employment agreement with Mark Ordan, which was subsequently amended effective October 3, 2016, pursuant to which he serves as the Company’s Chief Executive Officer following the completion of the Spin‑Off on October 31, 2016 (the “Ordan Employment Agreement”). The Ordan Employment Agreement provides that, beginning in 2017, Mr. Ordan will be eligible to receive annual equity award grants that have a target value equal to 250% of his annual base salary and are subject to time‑based and performance‑based vesting criteria determined by the Company’s compensation committee. The Ordan Employment Agreement provides that on or promptly following the completion of the Spin‑Off, Mr. Ordan will receive a one‑time equity award grant of restricted stock units relating to 1,000,000 shares of the Company’s common stock and options to purchase approximately 8,000,000 shares of our common stock. These grants will be adjusted to give effect to the pro rata special distribution of QCP’s common stock to HCP stockholders and are subject to adjustment in accordance with the Ordan Employment Agreement.

DIVIDENDS

We will elect to qualify as a REIT under the applicable provisions of the Code, commencing with our taxable year ending December 31, 2016. We intend to make distributions whereby we expect to distribute at least 90% of our REIT taxable income to our stockholders out of assets legally available therefor. To help create additional liquidity and flexibility to execute our strategy, and in light of our high tenant concentration in one operator, HCRMC, and the ongoing headwinds facing HCRMC and the broader post‑acute/skilled nursing industry, we anticipate initially instituting a conservative distribution policy. Our board of directors will regularly evaluate, determine and, if it deems appropriate, adjust our distribution levels.

To qualify as a REIT, we must distribute to our stockholders an amount at least equal to: (i) 90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with GAAP); plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less (iii) any excess non‑cash income (as determined under the Code).

Distributions made by us will be authorized and determined by our board of directors, in its sole discretion, out of legally available funds, and will be dependent upon a number of factors, including restrictions under applicable law, actual and projected financial condition, liquidity, funds from operations and results of operations, the revenues we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, the annual REIT distribution requirements and such other factors as our board of directors deems relevant.

Our distributions may be funded from a variety of sources. To the extent that our cash available for distribution is less than 90% of our taxable income, we may consider various means to cover any such shortfall, including borrowing under a revolving credit facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity or debt securities or declaring taxable share dividends. In addition, our charter allows us to issue shares of preferred stock, including our Class A Preferred Stock, that could have a preference on distributions, and if we do, the distribution preference on the preferred stock could limit our ability to make distributions to the holders of our common stock. Accordingly, no dividends may be declared or paid on our common stock unless dividends have been paid or set aside for payment on all outstanding shares of preferred stock that have a preference on distributions, including the Class A Preferred Stock.

CONTRACTUAL OBLIGATIONS

Our only material contractual obligation as of September 30, 2016 was the Capital Addition Financing for which the timing and amount of payments are uncertain. The following table summarizes our material contractual obligations and commitments at October 31, 2016, giving effect to the Spin-Off and the incurrence of $1.8 billion face value of outstanding principal indebtedness pursuant to our incurrence of the senior secured term loan and the senior secured revolving credit facility and the issuance of senior secured notes, for the remainder of 2016 and for subsequent years thereafter (in thousands):

	2016	2017-2018	2019-2020	After 2020	Total
Senior secured term loan	$—	$20,000	$20,000	$960,000	$1,000,000
Senior secured revolving credit facility	—	—	—	25,000	25,000
Senior secured notes	—	—	—	750,000	750,000
Interest(1)	10,852	252,263	249,186	296,024	808,325
Total contractual obligations and commitments(2)	$10,852	$272,263	$269,186	$2,031,024	$2,583,325

(1)	Interest on variable-rate debt is calculated using rates in effect at October 31, 2016.

(2)	This table excludes the Capital Addition Financing pursuant to the Master Lease as the timing and amount of payments are uncertain.

OFF‑BALANCE SHEET ARRANGEMENTS

We own an equity interest in HCRMC, which is deemed an unconsolidated variable interest entity (“VIE”) as described in Note 6 to the combined consolidated financial statements. Except in limited circumstances, our risk of loss with respect to this VIE is limited to our investment in the VIE and any outstanding loans receivable from the VIE.

INFLATION

Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in the tenants’ operating revenues. Our MOB leases require the tenants to pay the property operating costs such as real estate taxes, insurance and utilities. All of our post‑acute/skilled nursing, memory care/assisted living and surgical hospital leases require the tenant to pay all of the property operating costs or reimburse us for all such costs. We believe that inflationary increases in expenses will be offset, in part, by the tenant expense reimbursements and contractual rent increases described above.

NON‑GAAP FINANCIAL MEASURES

We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. Below is a summary of important non‑GAAP supplemental measures that our management believes are useful in evaluating our business.

Funds From Operations (“FFO”)

We believe FFO is an important non‑GAAP supplemental measure of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets utilizes straight‑line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. The term FFO was designed by the REIT industry to address this issue.

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate, plus real estate and other depreciation and amortization. Also, FFO includes adjustments to compute our share of FFO from our equity method investment in HCRMC. Adjustments for our equity method investment in HCRMC are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income (loss) determined in accordance with GAAP. We compute FFO in accordance with the current NAREIT definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from ours.

In addition, we present FFO before the impact of transaction costs, impairments of non‑depreciable assets and severance‑related charges (“FFO as adjusted”). Management believes that FFO as adjusted provides a meaningful supplemental measure of our FFO run‑rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe investors and financial analysts who review our operating performance are best served by an FFO run rate earnings measure that includes, in addition to adjustments made to arrive at the NAREIT defined measure of FFO, other adjustments to net income (loss) determined in accordance with GAAP. FFO as adjusted is used by management in analyzing our business and the performance of our properties, and we believe it is important that investors and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our performance as compared with similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. This non-GAAP supplemental measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income (loss) (determined in accordance with GAAP) or FFO. Other REITs or real estate companies may use different methodology for calculating an adjusted FFO, measure, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs.

Funds Available for Distribution (“FAD”)

FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of right of use assets and market lease intangibles, net; and (ii) straight‑line rents. Also, FAD includes adjustments to compute our share of FAD from our equity method investment in HCRMC. Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. We believe FAD is an alternative run rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with (i) expected results, (ii) results of previous periods and (iii) results among REITS more meaningful. FAD does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period; (ii) transaction-related costs; and (iii) severance-related expenses. FAD is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP.

The following table reconciles net income, the most directly comparable GAAP financial measure, to our calculations of FFO, FFO as adjusted and FAD (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net income	$53,520	$74,990	$185,875	$201,865
Depreciation and amortization	35,879	61,948	129,870	186,062
Gain on sales of real estate	—	(621)	(6,460)	(621)
Taxes associated with real estate disposition(1)	4,970	—	17,398	—
Impairments of real estate	21,145	—	21,145	47,135
FFO	$115,514	$136,317	$347,828	$434,441
Transaction costs	—	—	—	4,000
Other impairments, net	—	17,221	—	17,221
Severance‑related charges	3,494	—	3,494	1,863
FFO as adjusted	$119,008	$153,538	$351,322	$457,525
Straight‑line rents(2)	122	(33,960)	225	(86,634)
Amortization of right of use assets and market lease intangibles	51	54	150	160
Equity method investment FAD adjustments	—	(1,989)	—	4,329
FAD	$119,181	$117,643	$351,697	$375,380

(1)

For the nine months ended September 30, 2016, we recognized a deferred tax liability and related income tax expense of $17.4 million, representing our estimated potential exposure to state built‑in gain tax resulting from the determination that we may sell our HCRMC assets prior to satisfying the 10‑year holding requirement.

(2)

Straight-line rents decreased by $86.9 million to a  $0.2 million reduction to revenue for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in straight-line rents was primarily related to a $83.9 million decrease from the change in income recognition to a cash basis method of accounting for the Master Lease in January 2016 (see Note 4 to the combined consolidated financial statements).

Net Operating Income (“NOI”) and Adjusted NOI

NOI and Adjusted NOI are non‑GAAP supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues and tenant recoveries, less property level operating expenses. NOI excludes all other financial statement amounts included in net income as presented in the combined consolidated financial statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight‑line rents, amortization of right of use assets and market lease intangibles. Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and Adjusted NOI to make decisions about resource allocations, and to assess and compare property level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI.

The following table reconciles net income, the most directly comparable GAAP financial measure, to NOI and Adjusted NOI (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net income	$53,520	$74,990	$185,875	$201,865
Depreciation and amortization	35,879	61,948	129,870	186,062
General and administrative	7,131	4,053	16,359	19,572
Impairments, net	21,145	—	21,145	47,135
Gain on sales of real estate	—	(621)	(6,460)	(621)
Other income, net	(213)	(22)	(255)	(65)
Income tax expense	5,173	198	18,014	593
Income from equity method investment	—	(12,775)	—	(40,641)
Impairment of equity method investment	—	17,221	—	17,221
NOI	$122,635	$144,992	$364,548	$431,121
Non‑cash adjustments to NOI
Straight‑line rents	122	(33,960)	225	(86,634)
Amortization of right of use assets and market lease intangibles	51	54	150	160
Rental revenue reclassification(1)	—	13,231	—	41,097
Adjusted NOI	$122,808	$124,317	$364,923	$385,744

(1)

Accounting for our equity method investment in HCRMC requires an elimination of rental and related revenue that is proportional to our ownership in HCRMC. Further, our share of earnings from HCRMC increases for the corresponding elimination of related lease expense recognized at the HCRMC entity level, which we present as an equity method investment FAD adjustment. Beginning in January 2016, income is recognized only if cash distributions are received from HCRMC. As a result, we no longer eliminate our proportional ownership share of rental and related revenue to income from equity method investment.

Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA after eliminating the effects of gain (loss) on sales of real estate, impairments, severance‑related charges and transaction costs. We consider EBITDA and Adjusted EBITDA important supplemental measures to net income (loss) because they provide an additional manner in which to evaluate our operating performance. We believe that net income (loss) is the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items. Further, our definition of EBITDA and Adjusted

EBITDA may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating EBITDA and Adjusted EBITDA.

The following table reconciles net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net income	$53,520	$74,990	$185,875	$201,865
Income tax expense	5,173	198	18,014	593
Depreciation and amortization	35,879	61,948	129,870	186,062
EBITDA	$94,572	$137,136	$333,759	$388,520
Gain on sales of real estate	—	(621)	(6,460)	(621)
Impairments, net	21,145	—	21,145	47,135
Impairment of equity method investment	—	17,221	—	17,221
Severance‑related charges	3,494	—	3,494	1,863
Transaction costs	—	—	—	4,000
Adjusted EBITDA	$119,211	$153,736	$351,938	$458,118

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our combined consolidated financial statements. From time to time, we re‑evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Critical accounting policies are those that may require complex judgment in their application or require estimates about matters that are inherently uncertain is. Through the period covered by this report, there were no material changes to the “Critical Accounting Policies” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Information Statement.

RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 2 and 3 to the combined consolidated financial statements for the impact of new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Concentration of Risk

Substantially all of our properties, consisting of 249 post‑acute/skilled nursing properties and 61 memory care/assisted living properties, are leased to HCR III pursuant to the Master Lease. The Master Lease is structured as a triple‑net lease, in which HCR III, either directly or through its affiliates and sublessees, operates and manages the properties thereunder and is responsible for all operating costs associated with the HCRMC Properties, including the payment of taxes, insurance and all repairs, and providing indemnities to us against liabilities associated with the operation of the HCRMC Properties. In addition, all obligations under the Master Lease are guaranteed by HCRMC, the parent of HCR III. As our revenues predominantly consist of rental payments under the Master Lease, we are dependent on HCRMC for substantially all of our revenues. Consequently, any material decline in HCRMC’s business is likely to have a material adverse effect on our business as well.

The geographic concentration of the Properties makes us susceptible to adverse economic developments in certain states, including Pennsylvania, Ohio and Illinois, each of which has historically generated over 10% of our revenues. Thus, any adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, changes in state‑specific legislation and local climate events and natural disasters (such as earthquakes, wildfires and hurricanes), could adversely affect our operating results and our ability to make distributions to stockholders.

For additional information regarding concentration and how we monitor our credit risk with HCRMC, see Note 14 to the combined consolidated financial statements.

Interest Rate Risk

We  are exposed to interest rate risk with respect to our variable-rate debt, including indebtedness that we incurred in connection with the Spin‑Off. In connection with the Spin‑Off, we entered into the senior secured credit facilities which are comprised of the $100 million senior secured revolving credit facility and the $1.0 billion senior secured term loan. See “—Liquidity and Capital Resources” above and “Description of Financing and Material Indebtedness” in the Information Statement for a further description of our indebtedness after the Spin‑Off.

An increase in interest rates could make future financing by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. A 0.125% change to the interest rate of the variable-rate indebtedness, including the senior secured term loan and the senior secured revolving credit facility, but excluding the undrawn unsecured revolving credit facility, would change annual interest expense by approximately $1.3 million, based on the outstanding debt post Spin-Off at October 31, 2016.

We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See “Risk Factors—Risks Related to the Status of QCP as a REIT—Complying with the REIT requirements may limit our ability to hedge effectively” in the Information Statement.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Except as described below, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to record a liability when a loss is considered probable and the amount can be reasonably estimated and to expense legal costs as they are incurred.

Pursuant to a separation and distribution agreement that QCP and HCP entered into in connection with the completion of the Spin‑Off: (i) any liability arising from or relating to legal proceedings involving the assets to be owned by QCP has been assumed by QCP and QCP has indemnified HCP and its subsidiaries (and its respective directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such legal proceedings, and (ii) HCP has indemnified QCP (including its subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving HCP’s real estate investment business prior to the Spin‑Off and its retained properties. HCP is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its business, which are subject to the indemnities provided by HCP to QCP, including the actions described below.

HCP has reported that, on May 9, 2016, a purported stockholder of HCP filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16‑cv‑01106‑JJH, in the U.S. District Court for the Northern District of Ohio against HCP, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that HCP made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the DOJ in a pending suit against HCRMC arising from the False Claims Act. The DOJ lawsuit against HCRMC is described in greater detail in Note 4 to the combined consolidated financial statements. As the Boynton Beach action is in its early stages and a lead plaintiff has not yet been named, the defendants have not yet responded to the complaint. HCP has reported that it believes the suit to be without merit and intends to vigorously defend against it.

HCP has also reported that, on June 16, 2016 and July 5, 2016, purported stockholders of HCP filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30‑2016‑00858497‑CU‑PT‑CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30‑2016‑00861646‑CU‑MC‑CJC, in the Superior Court of California, County of Orange, against certain of HCP’s current and former directors and officers and HCRMC. The Stearns action was subsequently consolidated by the Court with the Subodh action. HCP is named as a nominal defendant. The consolidated derivative action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. The plaintiffs demand damages (in an unspecified amount), pre-judgment and post-judgment interest, a directive that HCP and the individual defendants improve HCP’s corporate governance and internal procedures (including putting resolutions to amend the bylaws or charter to a stockholder vote), restitution from the individual defendants, costs (including attorneys’ fees, experts’ fees, costs, and expenses), and further relief as the Court deems just and proper. As the Subodh action is in the early stages, the defendants are in the process of evaluating the suit and have not yet responded to the complaint.

HCP has also reported that, on June 9, 2016, and on August 25, 2016, HCP received letters from a private law firm, acting on behalf of its clients, purported stockholders of HCP, each asserting substantially the same allegations made in the Subodh and Stearns matters discussed above. Each letter demands that HCP’s Board of Directors take action to assert HCP’s rights. The Board of Directors of HCP is in the process of evaluating the demand letters.

Item 1A.  Risk Factors

Through the period covered by this report, there were no material changes to the “Risk Factors” disclosed in the Information Statement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*    Filed herewith.

**  Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2016	QUALITY CARE PROPERTIES, INC.

/s/ C. MARC RICHARDS
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)