Form 10-K
period 2016-12-31
QUALITY CARE PROPERTIES, INC.
filed 2017-03-31
CIK 1677203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-37805

Quality Care Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81‑2898967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7315 Wisconsin Avenue, Suite 250 West

Bethesda, Maryland 20814

(Address of principal executive offices)

(240) 223-4680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenct in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asking price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable because the Spin-Off (defined within Part I of this Report) was not effective until October 31, 2016.

As of March 24, 2017, there were 93,597,519 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report as noted herein.

ITEMS OMITTED SUBJECT TO RULE 12B-25

The following items are the subject of a Form 12b-25 and are not included herein: audited consolidated financial statements of HCR ManorCare, Inc. as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016, and related auditor consent to be included in Part IV, Item 15, and the exhibit required by Item 601(b)(32) of Regulation S-K.

EXPLANATORY NOTE

In accordance with a position of the staff of the Division of Corporate Finance of the Securities and Exchange Commission (the “SEC”) with respect to the inclusion of audited consolidated financial statements of certain lessees under a triple net lease in the lessor’s annual report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Quality Care Properties, Inc. (“QCP” or the “Company”) is required to include audited consolidated financial statements of HCR ManorCare, Inc. (“HCRMC”) as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016 (the “Required Financial Statements”) in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Annual Report”). HCRMC has not provided us with the Required Financial Statements, and as a result, we are unable to include the Required Financial Statements in this Annual Report. Although we have filed a Form 12b-25 with respect to the omission of the Required Financial Statements in this Annual Report, we cannot assure you as to when (or if) HCRMC will deliver the Required Financial Statements to us. Pursuant to the Master Lease, HCRMC is required to deliver to us the Required Financial Statements within 120 days after the end of HCRMC’s fiscal year.  See Item 1A. “Risk Factors—Risks Related to Our Business—HCRMC’s audited consolidated financial statements as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016 have not been provided to us, and therefore, we cannot assure you that the unaudited information with respect to HCRMC and the HCRMC Properties presented in this Annual Report is accurate and subsequent disclosures correcting any such inaccuracies may have a material adverse effect on the market price of our securities” and “—Risks Related to Our Common Stock—The failure to timely file the Required Financial Statements could expose us to liability under the Exchange Act, impair our ability to issue securities publicly or otherwise finance our operations, and at some point could adversely impact the continued listing of our common stock on the New York Stock Exchange” for risks associated with this omission.

We are currently in discussions with HCRMC with respect to the Required Financial Statements and other matters.

In addition, due to the omission of the Required Financial Statements from this Annual Report, QCP’s principal executive officer and principal financial officer are unable to provide the certification required by Item 601(b)(32) of Regulation S-K with this Annual Report.

We intend to file an amendment to this Annual Report to include the Required Financial Statements and related auditor consent and the certifications required by Item 601(b)(32) of Regulation S-K as soon as practicable following receipt of the Required Financial Statements from HCRMC.

QUALITY CARE PROPERTIES, INC.

Annual Report on Form 10-K

December 31, 2016

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to Quality Care Properties, Inc. (“QCP”) after giving effect to the transfer of assets and liabilities from HCP, Inc. (“HCP”) as well as to the QCP Business (defined below).

Cautionary Language Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K (“Annual Report”) that are not historical statements of fact may be deemed “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our intent, belief or expectations, including, but not limited to, statements regarding: the anticipated structure, benefits and tax treatment of the Spin‑Off; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward‑looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward‑looking statements are reasonable, we can give no assurance that our expectations will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Annual Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	the HCR ManorCare, Inc. (“HCRMC”) properties representing substantially all of our assets and our reliance on HCRMC for substantially all of our revenues;

•

Because HCRMC has not provided us with its audited consolidated financial statements as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016, such financial statements have been omitted from this Annual Report, which, if not timely filed by us, could adversely expose us to liability under the Exchange Act, impair our ability to issue securities publicly or otherwise finance our operations, and at some point could adversely impact the continued listing of our common stock on the New York Stock Exchange;

•	our dependency on HCRMC’s ability to meet its contractual obligations under the Master Lease (defined below), subject to the risks related to the following:

•	the impact of HCRMC’s decline in operating performance and fixed charge coverage; and

•

the U.S. Department of Justice (“DOJ”) lawsuit against HCRMC and other legal proceedings involving HCRMC, including the possibility of larger than expected litigation costs, adverse results and related developments.

•

the financial condition and operations of HCRMC and our other existing and future tenants and operators, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings, which may result in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and operators’ leases, including the recovery of any investments made by us in their operations;

•

ongoing trends in the healthcare industry, including a shift away from a traditional fee‑for‑service model and increased penetration of government reimbursement programs with lower reimbursement rates, average length of stay and average daily census, and increased competition in the industry, including for skilled management and other key personnel;

•

the effect on our tenants and operators of legislation and other legal requirements, including licensure, certification and inspection requirements, and laws addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements;

•

the potential impact on us, our tenants and operators from current and future litigation matters, including the possibility of larger than expected litigation costs, adverse results and related developments;

•

competition for, and our ability to negotiate the same or better terms with and obtain regulatory approvals for, new tenants or operators if our existing Leases are not renewed or we exercise our right to replace HCRMC or other tenants upon default;

•	negative economic conditions in our geographies of operation;

•	uninsured or underinsured losses that our properties may experience and other unanticipated expenses, including environmental compliance costs and liabilities;

•	our non‑investment grade rating from credit rating agencies;

•	our ability, as a highly levered company, to manage our indebtedness level, changes in the terms of such indebtedness and changes in market interest rates;

•

covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially and adversely affect our business, financial position or results of operations;

•	our ability to pay dividends and the tax treatment of such dividends for our stockholders;

•	loss of key personnel;

•	our ability to qualify or maintain our status as a real estate investment trust (“REIT”);

•	the ability to achieve some or all the benefits that we expect to achieve from the Spin‑Off (defined below) or to successfully operate as an independent, publicly‑traded company;

•

the ability and willingness of HCP to meet and/or perform its obligations under any contractual arrangements that were entered into with us in connection with the Spin‑Off and any of its obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•	unexpected liabilities, disputes or other potential unfavorable effects related to the Spin‑Off; and

•	additional factors discussed in Item 1A. “Risk Factors” in this Annual Report.

Forward‑looking statements speak only as of the date of this Annual Report. Except as may be required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we expressly disclaim any obligation to release publicly any updates or revisions to any forward‑looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.

Part I

Item 1.  Business

Overview

Quality Care Properties, Inc. (“QCP” or the “Company”) is a Maryland corporation that was formed in 2016 to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). Prior to the separation from HCP, which was completed on October 31, 2016, QCP was a wholly owned subsidiary of HCP. In connection with the separation, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date (the “Spin‑Off”). At the time of the Spin-Off, the Properties contributed to QCP consisted of 274 post‑acute/skilled nursing properties, 62 memory care/assisted living properties, one surgical hospital and one medical office building (“MOB”), including 18 properties held for sale.

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. Before the completion of the separation, the QCP Business was operated through subsidiaries of HCP, which operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). QCP expects to operate as a REIT under the applicable provisions of the Code, commencing with its initial taxable year ended December 31, 2016. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income. If we determine to maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

As of December 31, 2016, the Properties consisted of 264 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building (“MOB”), including seven non‑strategic properties held for sale. The Properties are primarily located in Pennsylvania, Illinois, Ohio, Florida and Michigan. As of December 31, 2016, 299 of the 327 properties were leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The Master Lease properties are leased to, and operated by, HCRMC through its wholly owned indirect subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of HCR III’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC.

The Master Lease is structured as a triple‑net lease, in which HCRMC, either directly or through its affiliates and sublessees, operates the properties and is responsible for all operating costs associated with the properties, including the payment of property taxes, insurance and repairs, and providing indemnities to us against liabilities associated with the operation of the properties. HCR III is required to expend a minimum amount during each lease year for capital projects (as defined in the Master Lease), which, as of December 31, 2016, is equal to approximately $30 million for all of the HCRMC Properties in the aggregate. Under the terms of the Master Lease, we are required through April 1, 2019 to, upon HCR III’s request, provide HCR III an amount to fund Capital Addition Costs (as defined in the Master Lease) approved by us, in our reasonable discretion, with such amount not to exceed $100 million in the aggregate, but we are not obligated to advance more than $50 million in any single lease year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures.”

Before the separation, QCP had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by HCP on the Spin-Off date are presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in HCP’s books and records. Additionally, the financial statements reflect the common shares outstanding at the separation date as outstanding for all periods prior to the separation.

As a result of the Spin‑Off, QCP is a publicly‑traded company (NYSE: QCP) primarily engaged in the ownership and leasing of post‑acute/skilled nursing properties and memory care/assisted living properties. Our primary source of revenues is rent payable under the Master Lease. We expect HCR III will generate revenues primarily from patient fees and services. We also have the right to receive payment of the Tranche B DRO currently outstanding under the Master Lease. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Deferred Rent Obligation” for additional information regarding the Tranche B DRO.

We initially lack certain non‑management administrative capabilities, and accordingly, we have entered into an agreement pursuant to which HCP is providing certain administrative and support services to us on a transitional basis (the “Transition Services Agreement” or “TSA”), which is customary for a transaction such as the Spin‑Off, expiring on the earlier of October 31, 2017 or completion of all services to be provided by HCP under the agreemenet, unless extended or earlier terminated.

Strategy

QCP seeks to maximize stockholder value through:

•

Proactive asset management.  We proactively engage with HCRMC and our other tenants to enhance the value of our assets. Our management team’s sole focus is on maximizing the value of our assets by collecting contractual rent, establishing a more secure income stream, if appropriate, and using other available tools to maximize value. Such tools may include a combination of the following: increased equity participation in the operator including obtaining a controlling interest in the operator, possibly through a bankruptcy proceeding, which may result in our loss of REIT status; re-lease of properties to new operators; new rent payment streams; new master lease terms; asset sales; increased landlord rights; controls and performance‑based provisions; and implementation of a  structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”), whereby a REIT may lease a “qualified healthcare property” on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is managed on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor,” for select assets.

•

Maintaining sufficient liquidity to support our business model.  We strive to maintain sufficient liquidity to execute our business model. We expect that our senior secured revolving credit facility, unsecured revolving credit facility and our cash flow from operations will provide us with sufficient financial capacity to execute our strategy.

•

De-leveraging and enhancing our consolidated combined balance sheet.  We intend to focus on enhancing our balance sheet by using excess cash flow from operations and proceeds from selective property sales, if available, to reduce our outstanding indebtedness, subject to the terms of our existing debt agreements, and to seek to refinance our debt on more favorable terms.

•

Executing on our flexible long‑term business model.  We believe our flexible business model will enable us to pursue, as appropriate, various outcomes as a result of our proactive engagement with HCRMC. Furthermore, we believe the post‑acute/skilled nursing industry, which remains highly fragmented, has significant long‑term opportunities for well‑capitalized and well‑managed service providers and real estate owners. We believe the combination of our focused strategy, experienced management team, large real estate portfolio and sufficient liquidity will position us to take advantage of the industry trends and create value for our stockholders over time.

HCRMC Overview

HCRMC, collectively with its subsidiaries, is a leading national healthcare services provider, with over 50,000 employees, that owns and operates skilled nursing and rehabilitation centers, assisted living facilities, memory care facilities, hospice and home health agencies, and outpatient rehabilitation clinics. As of December 31, 2016, its long‑term care business operated in 306 centers in 26 states, including seven non‑strategic properties held for sale, with

67% located in Pennsylvania, Ohio, Michigan, Florida and Illinois. As of December 31, 2016, HCRMC offered hospice and home health services through 108 offices located in 23 states, and offered rehabilitation therapy services in 49 outpatient therapy clinics and a variety of other settings, including skilled nursing centers, schools, and hospitals. HCRMC has invested over $325 million in capital expenditures during the four year period ended December 31, 2016.

For the year ended December 31, 2016, HCRMC generated $3.8 billion in total revenues consisting of 84% from long‑term care, including its post‑acute/skilled nursing and memory care/assisted living businesses, and 16% from hospice, home health and rehabilitation services.

HCRMC’s two primary business segments, as of December 31, 2016, were as follows:

Long‑Term Care

HCRMC’s long‑term care segment includes the operation of post‑acute/skilled nursing centers, memory care facilities and assisted living facilities. HCRMC focuses on providing high‑quality post‑acute care to patients. Post‑acute care patients often require intensive rehabilitation therapy in order to maximize their recoveries. Services rendered to them are typically reimbursed by Medicare, managed care or other insurance, which generally provide higher reimbursement rates than Medicaid.

As of December 31, 2016, the 239 HCRMC post‑acute/skilled nursing properties owned by QCP, including seven non‑strategic properties held for sale, were located across 25 states, and approximately 66% of the properties were located in Pennsylvania, Ohio, Michigan, Florida and Illinois. HCRMC operates its post‑acute/skilled nursing businesses under the Heartland and ManorCare Health Services brands.

HCRMC primarily operates its memory care/assisted living properties as stand‑alone properties, as well as separate units within some of the post‑acute/skilled nursing properties. These business lines are dedicated to providing residents with personal care services and assistance with activities of daily living as well as, if applicable, dementia care.

As of December 31, 2016, the 60 HCRMC memory care/assisted living properties owned by QCP were located across 12 states. Approximately 85% of these properties were stand‑alone memory care/assisted living properties, operated under the Arden Courts brand, providing care focused on residents who are suffering from Alzheimer’s disease and other forms of dementia. The remaining facilities provide assisted and independent living services.

Hospice and Home Health

As of December 31, 2016, HCRMC provided hospice and home health services in 108 offices in 23 states, covering many of the markets served by HCRMC’s post‑acute/skilled nursing properties. From 2013 to 2016, the revenues and operating margin from this segment have grown, on a compound annual basis, by 3.4% and 0.8%, respectively.

For a description of risks relating to HCRMC, including those related to long‑term care and hospice and home health, that could have a material adverse effect on our business, financial condition and results of operations, see Item 1A. “Risk Factors—Risks Related to Our Business” and “—Impact of Industry Trends on HCRMC and Recent Events Specific to HCRMC” below.

Impact of Industry Trends on HCRMC and Recent Events Specific to HCRMC

HCRMC, along with other post‑acute/skilled nursing operators, has been and continues to be adversely impacted by a challenging operating environment in the post‑acute/skilled nursing sector, which has put downward pressure on revenues and operating income. Ongoing trends in the post‑acute/skilled nursing sector include, but are not limited to the following:

•	A shift away from a traditional fee‑for‑service model towards new managed care models, which base reimbursement on patient outcome measures;

•

Increased penetration of Medicare Advantage plans (i.e., managed Medicare), which has reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients;

•

Increased competition from alternative healthcare services such as home health agencies, life care at home, community‑based service programs, senior housing, retirement communities and convalescent centers; and

•	Increased regulatory scrutiny on government reimbursements.

In addition to the industry trends, HCRMC’s recent performance has been impacted by the following:

•	HCRMC’s exit from 50 non‑strategic properties; and

•

In April 2015, the DOJ filed a civil complaint against HCRMC for alleged false claims related to Medicare reimbursement. HCRMC continues to defend against the complaint and is incurring associated legal and regulatory defense costs, which in 2016 and 2015 were approximately  $11 million and $9 million, respectively.

Due to the headwinds facing the broader post‑acute/skilled nursing industry and HCRMC, including the continued reduction in revenues per admission and shorter length of patient stays, HCRMC’s performance continued to deteriorate in 2016. As a result, despite revised Master Lease obligations from the lease amendment effective April 2015 reducing annual rent from $541 million to $473 million, reductions of contractual rent due under the Master Lease of $5 million for November 2016, $15 million for December 2016 and $10 million for January 2017, and non‑strategic property sales, HCRMC’s normalized fixed charge coverage stood at 1.01x for the 12‑month period ended December 31, 2016, compared to 1.07x for the 12‑month period ended December 31, 2015. HCRMC’s facility EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) cash flow coverage ratio was 0.84x for the 12-month period ended December 31, 2016, compared to 0.86x for the 12-month period ended December 31, 2015. For additional information regarding the foregoing HCRMC data and their computations, as well as HCRMC’s exit from the 50 non‑strategic properties, the Master Lease amendment effective April 2015 and HCRMC’s recent performance, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—HCRMC Financial Information.” For additional information regarding the reductions of contractual rent due under the Master Lease for November 2016, December 2016 and January 2017, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview.” For a more detailed description of risks to which we are subject due to our dependence on HCRMC, including adverse business and financial conditions and developments, see Item 1A. “Risk Factors—Risks Related to Our Business.”

While we expect the post‑acute/skilled nursing operating environment to remain challenging in the near‑term, we believe that healthcare service providers, such as HCRMC, and healthcare real estate owners, such as us, that are able to successfully navigate through the current challenges will benefit from the long‑term positive fundamentals of the post‑acute/skilled nursing sector, including: (i) an aging population, (ii) expected increases in aggregate skilled nursing expenditures and (iii) supply constraints in the skilled nursing sector due to certificate of need requirements and other barriers to entry. HCRMC also benefits from operating in the memory care/assisted living and hospice and home health sectors, which we believe have favorable near‑ and long‑term fundamentals, due in part to growing demand for Alzheimer’s and other dementia care services. See “—Post‑Acute/Skilled Nursing Industry Overview” and “—Memory Care/Assisted Living Industry Overview” for a discussion of healthcare trends in the post‑acute/skilled nursing and memory care/assisted living sectors.

Competition

Investing in real estate serving the healthcare industry is highly competitive. We face competition from other REITs (including HCP), investment companies, pension funds, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater flexibility (e.g., non‑REIT competitors), resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by global, national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends, among other factors.

Rental and related revenues are dependent on the ability of HCRMC and our other existing and future tenants and operators to compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a property, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of our tenants and operators. Private, federal and state payment programs, and government reimbursement, as well as the effect of laws and regulations, may also have a significant influence on the profitability of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see Item 1A. “Risk Factors—Risks Related to Our Business.”

Employees

At December 31, 2016, we had nine employees (including our executive officers), none of whom were subject to a collective bargaining agreement.

Headquarters

Our corporate headquarters is located at 7315 Wisconsin Avenue, Suite 250 West, Bethesda, Maryland 20814, and our telephone number is (240) 223-4680.

Insurance

HCRMC and the lessees under the Leases for the non‑HCRMC Properties are required to provide various types of insurance, including, but not limited to, liability and property, including business interruption, coverage. Additionally, through the TSA, our properties are covered under HCP’s corporate general liability insurance program, and we expect to obtain a corporate general liability insurance program to extend coverage for all of our properties after expiration of the TSA. We have the right under the Master Lease and the Leases for the non‑HCRMC Properties to regularly review our lessees’ insurance coverages, and we intend to do so. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events, that may be either uninsurable or not economically insurable. In addition, we have a large number of properties that are exposed to earthquake, hurricane, flood and windstorm occurrences for which the related insurances carry higher deductibles.

We believe that the amount and scope of insurance coverage provided by our lessees and operators are customary for similarly situated companies in our industry. We cannot, however, provide assurance that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we provide assurance with regard to the future financial viability of the insurers.

Government Regulation, Licensing and Enforcement

Overview

HCRMC and our other existing tenants and operators are, and our future tenants and operators will be, typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to quality of care, licensure and certificate of need, government reimbursement, fraud and abuse practices, and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies, and the laws may vary from one jurisdiction to another. Changes in laws, regulations, reimbursement enforcement activity and regulatory non‑compliance by our tenants and operators could have a significant effect on their operations and financial condition, which in turn may adversely impact us as detailed below and set forth under Item 1A. “Risk Factors—Risks Related to Our Business.”

The following is a discussion of certain laws and regulations generally applicable to our tenants and operators (including HCRMC), and in certain cases, to us:

Fraud and Abuse Enforcement

There are various extremely complex U.S. federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) U.S. federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other U.S. federal or state healthcare programs; (ii) U.S. federal and state anti‑kickback and fee‑splitting statutes, including the Medicare and Medicaid anti‑kickback statute, which prohibit or restrict the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services; (iii) U.S. federal and state physician self‑referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship; (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services; and (v) U.S. federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), which provide for the privacy and security of personal health information. Violations of U.S. healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions.

Reimbursement

Sources of revenues for HCRMC and our other existing tenants and operators include, and for our future tenants and operators may include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs, and non‑governmental third‑party payors, such as insurance carriers and health maintenance organizations (“HMOs”). As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant current and future budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators. Additionally, new and evolving payor and provider programs in the United States, including but not limited to Medicare Advantage, Dual Eligible, Accountable Care Organizations, and Bundled Payments could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations.

Healthcare Licensure and Certificate of Need

Certain healthcare properties in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to handle controlled substances (including narcotics), operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction or expansion of certain healthcare properties. The approval process related to state certificate of need laws may impact some of our tenants’ and operators’ abilities to expand or change their businesses.

Americans with Disabilities Act (the “ADA”)

Our properties must comply with the ADA, and any similar state or local laws, to the extent that such properties are “public accommodations” as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, we have not received any notices of noncompliance with the ADA that have caused us to incur substantial capital expenditures to address ADA concerns. Should barriers to access by persons with disabilities be determined to exist at any of our properties, we may be directly or indirectly responsible for additional costs that may be required to make properties ADA‑compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations pursuant to the ADA is an ongoing one, and we continue to assess our properties and make modifications as appropriate in this respect.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare property operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and any related liability therefore could exceed or impair the value of the property. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the value of such property and the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our earnings. See Item 1A. “Risk Factors—Risks Related to Our Business—Environmental compliance costs and liabilities associated with our real estate may be substantial and may have a materially adverse effect on our business, financial condition or results of operations.”

Available Information

We file this Annual Report on Form 10-K (“Annual Report”) and other periodic reports and statements electronically with the SEC. The SEC maintains an Internet site that contains reports, statements and proxy and information statements, and other information provided by users at www.sec.gov. Our reports and statements, including amendments, are also available free of charge on our website, www.qcpcorp.com, as soon as reasonably practicable after such documents are filed with the SEC. The information contained on our website is not incorporated by reference into this report and such information should not be considered a part of this report. You may also read and copy any materials we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors

The following risk factors, among others, could materially and adversely affect our business, financial condition or results of operations, and could, in turn, impact the trading price of our common stock. These risk factors may describe situations beyond our control and you should carefully consider them. Additional risks and uncertainties not presently known to us or that are currently not believed to be material could also materially and adversely affect us. We may update these risk factors in our future periodic reports and other filings.

RISKS RELATED TO OUR BUSINESS

We depend on a single tenant and operator for substantially all of our revenues.

Substantially all of our properties are operated by HCRMC through HCR III (either directly or indirectly through its affiliates and sublessees) pursuant to the terms of the Master Lease, consisting of 239 post‑acute/skilled nursing properties and 60 memory care/assisted living properties as of December 31, 2016. Thus, we depend on a single tenant and operator for substantially all of our revenues. HCRMC accounted for 94% of our total revenues during the year ended December 31, 2016. HCRMC is one of the largest providers of post‑acute, memory care and hospice services in the United States and relies heavily on government reimbursement programs such as Medicare and Medicaid.

The inability or other failure of HCR III or HCRMC under the Master Lease (or the guaranty thereof) to meet its obligations to us, whether or not HCRMC’s results of operations improve, would materially reduce our liquidity, cash flow, net operating income and results of operations, which would in turn reduce the amount of dividends we pay to our stockholders, cause our stock price to decline and have other materially adverse effects on our business, results of operations and financial condition.

In addition, any failure by HCRMC to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have a materially adverse effect on our business, results of operations and financial condition.

Furthermore, HCRMC faces an increasingly competitive labor market for skilled management personnel and nurses, which can cause operating costs to increase. While HCR III and HCRMC are generally obligated to indemnify, defend and hold the lessor under the Master Lease (which consists of certain of our subsidiaries) harmless from and against various claims, litigation and liabilities arising in connection with the operation, repair and maintenance of the HCRMC Properties (which obligation is guaranteed by HCRMC), HCR III and HCRMC may have insufficient assets, income, access to financing and/or insurance coverage to enable them to satisfy their indemnification obligations.

Since substantially all of our real estate portfolio is leased to a single tenant, the risks described herein and in “—The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us” and “—Adverse changes in the financial condition as well as the bankruptcy or insolvency of any of our tenants, particularly HCRMC, and rejection of the Leases, would materially adversely affect our business, results of operations and financial condition” below would be more significant to us than such risks may be to other companies with more diversified portfolios. These risks could have a material adverse effect on our business, liquidity, results of operations and financial condition and such a material adverse effect would likely limit our ability to meet our obligations under our financing arrangements and other contractual obligations and therefore result in, among other adverse events, acceleration of our indebtedness, impairment of our access to capital, the enforcement of default remedies by our counterparties, or the commencement of insolvency proceedings by or against us under the U.S. Bankruptcy Code.

HCRMC’s audited consolidated financial statements as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016 have not been provided to us, and therefore, we cannot assure you that the unaudited information with respect to HCRMC and the HCRMC Properties presented in this Annual Report is accurate and subsequent disclosures correcting any such inaccuracies may have a material adverse effect on the market price of our securities.

As of the date of this Annual Report, we have not received audited consolidated financial statements of HCRMC as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016 (the “Required Financial Statements”) from HCRMC.  Accordingly, we have prepared the information regarding HCRMC included in this Annual Report based upon 2016 unaudited information of HCRMC. It is possible that the information included in the Required Financial Statements could differ materially and adversely from the unaudited information previously provided to us by HCRMC and included herein.  Following the receipt of the Required Financial Statements and related auditor consent, we will amend this Annual Report to include the Required Financial Statements as an exhibit to this Annual Report and, to the extent we deem necessary or appropriate, supplement or amend the information contained herein.  Although we filed a Form 12b-25 with the SEC with respect to the omission of the Required Financial Statements in this Annual Report, we cannot assure you as to when (or if) HCRMC will deliver the Required Financial Statements and related auditor consent to us.  In particular, our ability to file an amendment to this Annual Report that includes the Required Financial Statements as an exhibit on or prior to April 17, 2017 pursuant to Rule 12b-25 under the Exchange Act, is subject to the receipt from HCRMC of the Required Financial Statements reasonably in advance of that date.  Pursuant to the Master Lease, HCRMC is required to deliver to us the Required Financial Statements within 120 days after the end of HCRMC’s fiscal year.   Our stock price may fluctuate due to the failure of HCRMC to provide the Required Financial Statements and the resulting uncertainty regarding the accuracy or completeness of HCRMC’s unaudited financial information included in this Annual Report, and any corrective disclosure we may need to take in the future may materially and adversely affect the market price of our securities.

The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.

HCRMC, one of the nation’s largest providers of post‑acute, memory care and hospice services, is obligated under the Master Lease, through HCR III (either directly or indirectly through its affiliates and sublessees), to operate and manage substantially all of our properties. These properties represented 94% of our total assets as of December 31, 2016. All of HCR III’s obligations under the Master Lease are guaranteed by HCRMC.

Due to the headwinds facing the broader post‑acute/skilled nursing industry and HCRMC, including the continued reduction in revenues per admission and shorter length of patient stays, HCRMC’s performance continued to deteriorate in 2016. As a result, despite revised Master Lease obligations from the lease amendment effective April 2015 reducing annual rent from $541 million to $473 million, reductions of contractual rent due under the Master Lease of $5 million for November 2016, $15 million for December 2016 and $10 million for January 2017, and non‑strategic property sales, HCRMC’s normalized fixed charge coverage stood at 1.01x for the 12‑month period ended December 31, 2016, compared to 1.07x for the 12‑month period ended December 31, 2015. HCRMC’s facility EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) cash flow coverage ratio was 0.84x for the 12-month period ended December 31, 2016, compared to 0.86x for the 12-month period ended December 31, 2015. For additional information regarding the foregoing HCRMC data and their computations, as well as HCRMC’s exit from the 50 non‑strategic properties, the Master Lease amendment effective April 2015 and HCRMC’s recent performance, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—HCRMC Financial Information.” For additional information regarding the reductions of contractual rent due under the Master Lease for November 2016, December 2016 and January 2017, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview.”

Continued deterioration or the failure of HCRMC to improve its operating performance, business or financial condition, or adverse regulatory developments, would likely lead to amendments to or defaults under the Master Lease that further reduce the revenues we earn from the HCRMC Properties, reduce the value of the HCRMC Properties under the Master Lease, or result in, among other adverse events, acceleration of HCRMC’s indebtedness, impairment of its continued access to capital, the enforcement of default remedies by us or other of its counterparties, or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, any one or a combination of which would have a materially adverse effect on our results of operations, financial condition and cash flows.

On April 20, 2015, the DOJ unsealed a previously filed complaint in the U.S. District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. The DOJ is seeking treble damages (in an unspecified amount); civil penalties (in an unspecified amount); compensation for alleged unjust enrichment; recovery of certain payments the government made to HCRMC; and costs, pre‑judgment interest, and expenses. In June 2016, the court approved the parties’ joint discovery plan, which provides for discovery to be completed by February 2017, which deadline was extended by the court to June 2017 on the joint motion of the parties. The court has not yet issued a scheduling order setting forth dates for summary judgment motions, other pre‑trial motions or a trial date. While this litigation is at an early stage and HCRMC has indicated that it believes the claims are unjust and it will vigorously defend against them, the ultimate outcome is uncertain and could, among other things, cause HCRMC to: (i) incur substantial additional time and costs to respond to and defend HCRMC’s actions in the litigation with the DOJ and any other third‑party payors; (ii) refund or adjust amounts previously paid for services under governmental programs and to change business operations going forward in a manner that negatively impacts future revenue; (iii) pay substantial fines and penalties and incur other administrative sanctions, including having to conduct future business operations pursuant to a corporate integrity agreement, which may be with the Office of Inspector General of the Department of Health and Human Services; (iv) lose the right to participate in the Medicare or Medicaid programs; and (v) suffer damage to HCRMC’s reputation. In addition, any settlement in the DOJ litigation, with or without an admission of wrongdoing, may include a substantial monetary component resulting in a materially adverse effect on HCRMC’s liquidity and financial condition. A significant adverse judgment against, or a significant settlement obligation agreed to by, HCRMC could impact HCRMC’s ability to make contractual rent and Tranche B DRO payments due under the Master Lease.

Adverse changes in the financial condition as well as the bankruptcy or insolvency of any of our tenants, particularly HCRMC, and rejection of the Leases, would materially adversely affect our business, results of operations and financial condition.

We depend on the rent payable by our tenants pursuant to the Leases, particularly the rent payable by HCRMC pursuant to the Master Lease, which accounted for 94% of our total revenues for the year ended December 31, 2016. Although the Leases, including the Master Lease, generally provide us with the right under specified circumstances to terminate the lease, evict the tenant or operator, or demand immediate repayment of certain obligations to us, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or, at the least, delay our ability to pursue such remedies and realize any recoveries in connection therewith. Such delays could result in our failure to comply with covenants governing the senior secured credit facilities, resulting in an event of default that, if not cured or waived, would result in the acceleration of substantially all of our indebtedness. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing. A debtor has the right to assume, or to assume and assign to a third party, or to reject its executory contracts and unexpired leases in a bankruptcy proceeding. If a debtor were to reject its leases with us, and in particular, if HCRMC were to reject the Master Lease or any portion thereof to the extent permitted, obligations under such rejected leases would cease and the claim against the rejecting debtor would be an unsecured claim, which would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, which would be substantially less than the remaining rent actually owed under the lease. In addition, debtors have also asserted in bankruptcy proceedings that leases should be re‑characterized as financing arrangements, in which case a lender’s rights and remedies, as compared to a landlord’s, would be materially different.

Furthermore, if a debtor‑tenant seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In any of these events, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager. Additionally, since many of our properties are used by our tenants to provide long‑term custodial care to the elderly, evicting such tenant for failure to pay rent while the property is occupied may involve specific regulatory requirements and may not be successful. Because HCRMC accounts for substantially all of our portfolio, the impact of these risks to us would be magnified in the event of an HCRMC bankruptcy and would have a material adverse effect on our business and results of operations including but not limited to possibly causing us to fail to comply with covenants governing the senior secured credit facilities, resulting in an event of default that, if not cured or waived, would result in the acceleration of substantially all of our indebtedness.

Although we granted a temporary rent reduction to HCR III in response to HCRMC’s continuing financial deterioration and its request for partial relief, we cannot be certain that a comprehensive economic restructuring of the Master Lease will occur, or if it does occur, that it would not have a material adverse effect on us.

In November 2016, we provided to HCR III reductions of contractual rent due under the Master Lease as follows: a $5 million reduction for the month of November 2016, a $15 million reduction for the month of December 2016 and a $10 million reduction for the month of January 2017. HCR III paid in full the contractual rent due for the months of February 2017 and March 2017. The above reductions in the amounts of rent are not indications of future contractual rent modifications, if any, that might result from our discussions and negotiations with HCRMC. Any actual reductions in future contractual rent due from HCR III under the Master Lease may materially exceed the amounts of the November 2016, December 2016 and January 2017 rent reductions. We cannot be certain that a comprehensive economic restructuring of the Master Lease will occur, or if it does occur, it would not result in a material adverse effect on us. There can be no assurance that we will be able to enhance the value of the Master Lease in the future, nor can there be any assurance that we and HCRMC will reach agreement on any amendments or modifications to the Master Lease. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview.”

We and our tenants and operators may from time to time face litigation and are likely to experience rising liability and insurance costs, which could have a material adverse effect on our financial condition.

In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities, and these groups have brought litigation against the operators of such facilities. Also, in several instances, private litigation by patients has resulted in large damage awards for alleged abuses. The effect of such litigation and other potential litigation may materially increase the costs incurred by HCRMC and our other existing and future tenants and operators for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be significant and may increase or not be available at a reasonable cost so long as the present healthcare litigation environment continues. Cost increases could cause HCRMC and our other existing and future tenants and operators to be unable to purchase the appropriate liability and malpractice insurance, potentially decreasing our revenues and increasing our collection and litigation costs. In addition, as a result of our ownership of healthcare properties, we may be named as a defendant in lawsuits arising from the alleged actions of HCRMC or our other existing or future tenants or operators, for which claims we expect to be indemnified, but which may require unanticipated expenditures on our part. See “—We depend on a single tenant and operator for substantially all of our revenues” and “—The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.”

In addition, from time to time, we or our tenants may be involved in certain other legal proceedings, lawsuits and other claims. An unfavorable resolution of any such legal proceedings, lawsuits or other claims could have a materially adverse effect on our business, results of operations and financial condition. Regardless of the outcome, any such legal proceedings, lawsuits or other claims may result in substantial costs, disruption of our normal business operations and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us.

Pursuant to a separation and distribution agreement that QCP and HCP entered into in connection with the completion of the Spin‑Off: (i) any liability arising from or relating to QCP’s business has been assumed by QCP and QCP has indemnified HCP and its subsidiaries (and its respective directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such liability, and (ii) HCP has indemnified QCP (including its subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving HCP’s real estate investment business prior to the Spin‑Off and its retained properties. HCP is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its business, which are subject to the indemnities provided by HCP to QCP, including the actions described below.

HCP has reported that, on May 9, 2016, a purported stockholder of HCP filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16‑cv‑01106‑JJH, in the U.S. District Court for the Northern District of Ohio against HCP, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under section 10(b) and 20(a) of the Exchange Act and alleges that HCP made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the DOJ in a pending suit against HCRMC arising from the False Claims Act. The plaintiff in the suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. The DOJ lawsuit against HCRMC is described in greater detail in Note 12 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report. As the Boynton Beach action is in its early stages and a lead plaintiff has not yet been named, the defendants have not yet responded to the complaint. HCP has reported that it believes the suit to be without merit and intends to vigorously defend against it.

HCP as also reported that, on June 16, 2016 and July 5, 2016, purported stockholders of HCP filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30‑2016‑00858497‑CU‑PT‑CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30‑2016‑00861646‑CU‑MC‑CJC, in the Superior Court of California, County of Orange, against certain of HCP’s current and former directors and officers and HCRMC. The Stearns action was subsequently consolidated by the Court with the Subodh action. HCP is named as a nominal defendant. The consolidated derivative action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. The plaintiffs demand damages (in an unspecified amount), pre‑judgment and post‑judgment interest, a directive that HCP and the individual defendants improve HCP’s corporate governance and internal procedures (including putting resolutions to amend the bylaws or charter to a stockholder vote), restitution from the individual defendants, costs (including attorneys’ fees, experts’ fees, costs, and expenses), and further relief as the Court deems just and proper. As the Subodh action is in the early stages, the defendants are in the process of evaluating the suit and have not yet responded to the complaint.

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

An unfavorable resolution of any such litigation could have a material adverse effect on HCP’s business, financial position or results of operations, which, in turn, could have a materially adverse effect on our business, results of operations and financial condition if HCP is unable to meet its indemnification obligations.

The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid may adversely affect our tenants’ and operators’ ability to meet their financial and other contractual obligations to us.

HCRMC and certain of our other existing and future tenants and operators are or will be affected, directly or indirectly, by an extremely complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs. Such laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See Item 1. “Business—Government Regulation, Licensing and Enforcement.” For the year ended December 31, 2016, our tenants and operators generated approximately 66% of their revenues from governmental payors, primarily Medicare and Medicaid. Tenants and operators that generate revenues from governmental payors are generally subject to, among other things:

•	statutory and regulatory changes;

•	retroactive rate adjustments;

•	recovery of program overpayments or set‑offs;

•	court decisions;

•	administrative rulings;

•	policy interpretations;

•	payment or other delays by fiscal intermediaries or carriers;

•	government funding restrictions (at a program level or with respect to specific facilities); and

•	interruption or delays in payments due to any ongoing governmental investigations and audits at such properties.

If our tenants or operators directly or indirectly fail to comply with the extensive laws, regulations and other requirements applicable to their business and the operation of our properties, they could become ineligible to receive reimbursement from governmental reimbursement programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. These laws and regulations are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Our tenants and operators would be adversely affected by the resources required to respond to an investigation or other enforcement action. See “—The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.” In such event, the results of operations and financial condition of our tenants and operators, including HCRMC, and the results of operations of our properties operated by those entities could be materially adversely affected, resulting, in turn, in a materially adverse effect on us. We are unable to predict future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a materially adverse effect on our tenants and operators, which, in turn, would have a materially adverse effect on us.

Sometimes governmental payors freeze or reduce payments to healthcare providers, or provide annual reimbursement rate increases that are smaller than expected, due to budgetary and other pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our tenants’ and operators’ costs of doing business and on the amount of reimbursement by government and other third‑party payors. The failure of any of our tenants or operators to comply with these laws and regulations, and significant limits on the scope of services reimbursed and on reimbursement rates and fees, could materially adversely affect their ability to meet their financial and contractual obligations to us.

Legislation to address federal government operations and administration decisions affecting the Centers for Medicare and Medicaid Services could have a materially adverse effect on our tenants’ and operators’ liquidity, financial condition or results of operations.

Congressional consideration of legislation pertaining to the federal debt ceiling, the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), tax reform and entitlement programs, including reimbursement rates for physicians, could have a materially adverse effect on HCRMC’s and our other existing and future tenants’ and operators’ liquidity, financial condition or results of operations. In particular, reduced funding for entitlement programs such as Medicare and Medicaid may result in increased costs and fees for programs such as Medicare Advantage plans and additional reductions in reimbursements to providers. Additionally, amendments to the Affordable Care Act, implementation of the Affordable Care Act and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid or Medicare Advantage plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Furthermore, the future of the Affordable Care Act, including its repeal, replacement or modification, is uncertain. Any such changes could have a materially adverse effect on our tenants’ and operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a materially adverse effect on us.

Furthermore, the U.S. Supreme Court’s decision upholding the constitutionality of the individual healthcare mandate while striking down the provisions linking federal funding of state Medicaid programs with a federally mandated expansion of those programs has contributed to the uncertainty regarding the impact that the law will have on healthcare delivery systems over the next decade.

Tenants and operators that fail to comply with federal, state and local laws and regulations, including licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.

HCRMC and our other existing tenants and operators are, and our future tenants and operators will be, subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety and privacy laws; federal and state laws affecting hospitals, clinics and other healthcare communities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti‑kickback and physician referral laws; the Americans with Disabilities Act of 1990, as amended (the “ADA”), and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar state and local agencies. Certain of our properties may also require a license, registration and/or certificate of need to operate. See “—We depend on a single tenant and operator for substantially all of our revenues” and “—The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.”

Our tenants’ and operators’ failure to comply with any of these laws, regulations or requirements could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from government healthcare programs, loss of license or closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action, which would have an adverse effect on properties owned by us, and therefore would materially adversely impact us. See Item 1. “Business—Government Regulation, Licensing and Enforcement.”

If we must replace HCRMC or any of our other tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and required regulatory approvals can delay or prohibit transfers of our healthcare properties.

Substantially all of our properties are leased to HCRMC, consisting of 239 of our post‑acute/skilled nursing properties and 60 of our memory care/assisted living properties as of December 31, 2016, which lease terms expire over time in accordance with the terms of the Master Lease. We cannot predict whether HCRMC or our other existing tenants will renew existing leases beyond their current terms. However, we believe that HCRMC’s lease payment will continue to be in excess of its post‑acute/skilled nursing business’ operating performance and, consequently, HCRMC will be incentivized to forego renewal of the Master Lease. Following expiration of a lease term or if we exercise our right to replace a tenant or operator in default, rental payments on the related properties would likely decline or cease altogether while we reposition the properties with a suitable replacement tenant or operator. A replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. We may incur substantial expenditures to modify a property before we are able to secure a replacement tenant or operator or to accommodate multiple tenants or operators. In addition, transfers of healthcare properties to replacement tenants or operators are generally subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals under certificate of need laws and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a property, which would expose us to successor liability, require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the property to other uses, all of which would likely materially adversely affect our business, results of operations and financial condition. In addition, delays or inability in finding a suitable replacement tenant or operator could result in our failure to comply with covenants governing the senior secured credit facilities, resulting in an event of default that, if not cured or waived, would result in the acceleration of substantially all of our indebtedness.

We rely on external sources of capital to fund future capital needs, and if access to such capital is unavailable on acceptable terms or at all, it would have a materially adverse effect on our ability to meet commitments as they become due or make future investments necessary to grow our business.

We may not be able to fund all of our capital needs through our senior secured revolving credit facility, our unsecured revolving credit facility and cash retained from operations. If we are unable to generate enough internal capital or obtain borrowings under the senior secured revolving credit facility and the unsecured revolving credit facility, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements.

Our access to capital depends upon a number of factors, some of which we have little or no control over, including but not limited to:

•	general availability of capital, including less favorable terms, rising interest rates and increased borrowing costs;

•	the market price of the shares of our equity securities and the credit ratings of our debt and any preferred securities we may issue;

•	the market’s perception of our growth potential and our current and potential future earnings and cash distributions;

•	our degree of financial leverage and operational flexibility;

•

the financial integrity of our lenders, which might impair their ability to meet their commitments to us or their willingness to make additional loans to us, and our inability to replace the financing commitment of any such lender on favorable terms, or at all;

•	the stability of the market value of our properties;

•	the financial performance and general market perception of our tenants and operators;

•	changes in the credit ratings on U.S. government debt securities or default or delay in payment by the United States of its obligations;

•	issues facing the healthcare industry, including, but not limited to, healthcare reform and changes in government reimbursement policies; and

•	the performance of the national and global economies generally.

Under the terms of the Master Lease, we are required through April 1, 2019 to, upon HCR III’s request, provide HCR III an amount to fund Capital Addition Costs (as defined in the Master Lease) approved by us, in our reasonable discretion, with such amount not to exceed $100 million in the aggregate, but we are not obligated to advance more than $50 million in any single lease year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures.”

If access to capital is unavailable on acceptable terms or at all, it would materially and adversely impact our ability to fund operations, repay or refinance our debt obligations, fund dividend payments, acquire properties and make the investments needed to grow our business.

Our substantial indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are a highly levered company. As of December 31, 2016, we had approximately $1.8 billion principal amount of outstanding indebtedness, in addition to having $75 million available under a senior secured revolving credit facility and amounts available under an unsecured revolving credit facility (which amounts may only be drawn subject to certain limitations, including the unavailability of borrowings under the senior secured revolving credit facility), with approximately $36 million available as of February 28, 2017. Although the related debt agreements restrict the aggregate amount of our indebtedness, we may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly‑acquired properties or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur, and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could negatively affect the credit ratings of our debt and could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness, thereby reducing funds available to us for other purposes. Our substantial indebtedness has important consequences, including: reducing funds available to us to pay dividends and for our working capital, capital expenditures, debt service requirements, strategic initiatives and other purposes. Our substantial indebtedness also limits our flexibility in planning for, or reacting to, changes in our operations or business, makes us more highly leveraged than some of our competitors, which places us at a competitive disadvantage, makes us more vulnerable to downturns in our business, the post‑acute/skilled nursing sector or the economy, restricts us from making strategic acquisitions, engaging in development activities, expanding our properties or exploiting business opportunities, causes us to make non‑strategic divestitures, and exposes us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the senior secured credit facilities, are at variable rates of interest.

Moreover, our ability to satisfy our financial obligations under our indebtedness outstanding from time to time will depend upon our future financial and operating performance, which is subject to then prevailing economic, industry, competitive and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under the senior secured revolving credit facility or the unsecured revolving credit facility or otherwise, in an amount sufficient to fund our future liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under our indebtedness outstanding from time to time. Among other things, the absence of an investment grade credit rating or any credit rating downgrade or a worsening of credit market conditions could increase our financing costs and could limit our access to financing sources. If financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could materially and adversely affect our business, financial condition and results of operations.

Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially and adversely affect our business, financial position or results of operations.

Our debt agreements contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets, pay dividends and make other distributions, redeem or repurchase our capital stock, incur additional debt and issue capital stock, create liens, consolidate, merge or sell substantially all of our assets, enter into certain transactions with our affiliates, make loans, investments or advances, repay subordinated indebtedness or undergo a change in control. The debt agreements also: (i) have a financial covenant requiring us to comply with certain levels of debt service coverage, (ii) constrain our ability to modify the Master Lease, and (iii) contain customary events of default. Breaches of certain covenants may result in defaults and cross‑defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with these covenants or the covenants under any of our future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. A default could also cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facilities and the senior secured notes. If any of our outstanding indebtedness under the senior secured credit facilities, senior secured notes or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant part of our outstanding indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and could adversely affect our stock price.

Borrowings under the senior secured credit facilities and the unsecured revolving credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. A 0.125% change to the interest rate of the variable rate indebtedness, including the senior secured term loan and the senior secured revolving credit facility, but excluding the undrawn unsecured revolving credit facility, would change annual interest expense by approximately $1.3 million, based on the outstanding debt as of December 31, 2016. We may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations we incurred in connection with the Spin‑Off. This increased cost could make future financing by us more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing.

In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay to lease our properties and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.

We do not have an investment grade rating, which negatively affects our ability to access capital and increases the cost of any new debt compared to companies with an investment grade rating.

Credit ratings assigned to our business and financial obligations have a significant impact on our cost of capital. We do not have an investment grade rating, which negatively affects our ability to access new debt at acceptable interest rates or at all. In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of a rating may further increase our borrowing costs and reduce our access to capital.

Volatility, disruption or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations.

The global financial markets have experienced and may continue to undergo periods of significant volatility, disruption and uncertainty. While economic conditions have improved since the economic downturn in 2008 and 2009, economic growth has at times been slow and uneven and the strength and sustainability of an economic recovery is challenging and uncertain. Increased or prolonged market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature.

Market volatility could also lead to significant uncertainty in the valuation of our investments, which may result in a substantial decrease in the value of our properties. As a result, we may be unable to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.

Ongoing trends in the healthcare industry, including a shift away from a traditional fee‑for‑service model and increased penetration of government reimbursement programs with lower reimbursement rates and length of stay, and increased competition in the industry may result in lower revenues and may affect the ability of our tenants/operators to meet their financial and other contractual obligations to us.

Post‑acute/skilled nursing operators, including HCRMC, have been and continue to be impacted by a challenging operating environment, which has put downward pressure on revenues and operating income. Ongoing trends in the post‑acute/skilled nursing sector that are causing operators to adjust their business models include, but are not limited to, (i) a shift away from a traditional fee‑for‑service model towards new managed care models, which base reimbursement on patient outcome measures; (ii) increased penetration of Medicare Advantage plans (i.e., managed Medicare), which has reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients; (iii) increased competition from alternative healthcare services such as home health agencies, life care at home, community‑based service programs, retirement communities and convalescent centers; and (iv) increased regulatory scrutiny on government reimbursements.

We are unable at this time to predict how these trends will affect the revenues and profitability of our existing or future tenants and operators; however, if these trends continue, they may reduce the profitability of our tenants and operators, which in turn could negatively affect their ability and willingness to comply with the terms of their leases with us and/or renew those leases upon expiration, which would materially and adversely affect our business, results of operations and financial condition.

The healthcare industry in which we operate is also highly competitive. The occupancy levels at, and fee income from, our properties are dependent on our ability and the ability of HCRMC and any of our other existing and future tenants or operators to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a property, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. In addition, HCRMC and our other existing tenants and operators face, and our future tenants or operators will face, an increasingly competitive labor market for skilled management personnel and nurses. An inability to attract and retain skilled management personnel and nurses and other trained personnel could negatively impact the ability of HCRMC or any of our other existing or future tenants or operators to meet their obligations to us. A shortage of nurses or other trained personnel or general inflationary pressures on wages may force HCRMC and any of our other existing or future tenants or operators to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they may be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by HCRMC or any of our other existing or future tenants or operators to attract and retain qualified personnel would likely adversely affect our cash flow and have a materially adverse effect on our business, results of operations and financial condition.

HCRMC and our other existing and future tenants or operators also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community‑based service programs, senior housing, retirement communities and convalescent centers. We cannot be certain that HCRMC and our other existing or future tenants or operators will be able to achieve occupancy and rate levels, and to manage their expenses, in a way that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of HCRMC and our other existing and future tenants or operators. HCRMC and our other existing and future tenants or operators may encounter increased competition that could limit their ability to maintain or attract residents or expand their businesses or to manage their expenses, either of which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues and impairing our assets and/or increasing collection and dispute costs.

Economic and other conditions that negatively affect geographic areas from which a greater percentage of our revenues is recognized could materially adversely affect our business, results of operations and financial condition.

For the year ended December 31, 2016, 61% of our revenues were derived from properties located in Pennsylvania, Ohio, Michigan, Florida and Illinois. We may continue to be subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, changes in state‑specific legislation and local climate events and natural disasters (such as earthquakes, wildfires and hurricanes), which could adversely affect our business and results of operations.

Our properties may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

HCRMC and our other tenants subject to triple‑net leases are required to provide various types of insurance covering the properties they lease from us, including, but not limited to, liability and property, including business interruption, coverage. Additionally, through the TSA, our properties are covered under HCP’s corporate general liability insurance program, and we expect to obtain a corporate general liability insurance program to extend coverage for all of our properties after expiration of the TSA. We believe that the one property that is not subject to a triple‑net lease is adequately protected under our comprehensive insurance program. However, many of our properties are located in areas exposed to earthquake, hurricane, windstorm, flood and other natural disasters and may be subject to other losses. While we expect our tenants and operators will purchase insurance coverage for earthquake, hurricane, windstorm, flood and other natural disasters that they believe is adequate in light of current industry practice, and we will have, under our leases, the right to request that lessees provide additional insurance against such other hazards commonly insured against by similar property in the region, such insurance may not fully cover such losses. These losses can result in decreased anticipated revenues from a property and the loss of all or a portion of our investment in a property. Following these events, we may remain liable for any other financial obligations related to the property. The insurance market for such exposures can be very volatile, and our tenants and operators may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures for which we and our tenants and operators do not purchase insurance because we and they do not believe it is economically feasible to do so or where there is no viable insurance market.

The Properties are located in 30 states, and if one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose our investment in the damaged property as well as the anticipated future cash flows from such property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.

In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenues for us. Any business interruption insurance may not fully compensate them or us for such loss of revenues.

Loss of our key personnel could temporarily disrupt our operations and adversely affect us.

We are dependent on the efforts of our executive officers, and competition for these individuals is intense. Although we have entered into employment agreements with our Chief Executive Officer, our President and Chief Investment Officer, and our Chief Financial Officer, we cannot assure you that they will remain employed with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have a materially adverse effect on our business, results of operations and financial condition and the value of our common stock.

Environmental compliance costs and liabilities associated with our real estate may be substantial and may have a materially adverse effect on our business, financial condition or results of operations.

Federal, state and local laws, ordinances and regulations may require us, as a current or previous owner of real estate, to investigate and clean up certain hazardous or toxic substances or petroleum released at a property. We may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by the third parties in connection with the contamination. The costs of cleanup and remediation could be substantial. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination.

With regard to the Master Lease with HCRMC and our other Leases with other tenants, environmental insurance is only required for certain specified HCRMC Properties. The Master Lease and certain other Leases do, however, require HCRMC and certain of our other tenants to indemnify us for environmental liabilities they cause. While we have indemnity rights from HCRMC and certain of our other tenants with respect to environmental liabilities they cause, such liabilities could exceed the coverage limits of the applicable tenant’s insurance, if any, or the financial ability of the tenant to indemnify us under the applicable leases. As the owner of a site, we may also be held liable to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the release of asbestos‑containing materials into the air. We may also experience environmental liabilities arising from conditions not known to us. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property or paying personal injury or other claims or fines could be substantial and could have a materially adverse effect on our business, results of operations and financial condition.

In addition, the presence of contamination or the failure to remediate contamination may materially adversely affect our ability to use, sell or lease the property or to borrow using the property as collateral.

Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

We will elect to be treated as a REIT commencing with our initial taxable year ended December 31, 2016. In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which we elect to be subject to tax and qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be subject to tax and qualify as a REIT). Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary or advisable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by the board of directors, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. For purposes of our ownership limit, a person includes a group as that term is used for purposes of Section 13(d)(3) of the Exchange Act. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our stock or otherwise be in the best interests of our stockholders. The acquisition of less than 9.8% of our outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% in value of our outstanding stock, and thus violate our charter’s ownership limit. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. In addition, our charter provides that (i) no person shall beneficially own shares of stock to the extent such beneficial ownership of stock would result in us failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897 (h) of the Code, and (ii) no person shall beneficially or constructively own shares of stock to the extent such beneficial or constructive ownership would cause us to own, beneficially or constructively, more than a 9.9% interest (as set forth in Section 856(d)(2)(B) of the Code) in a tenant of our real property. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void. Our charter also provides that shares of our capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a charitable beneficiary that we designate, and that any person who acquires shares of our capital stock in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well. A transfer of shares of our capital stock in violation of the limit may be void under certain circumstances. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Maryland law and provisions in our charter and bylaws may delay or prevent takeover attempts by third parties and therefore inhibit our stockholders from realizing a premium on their stock.

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding voting stock of a Maryland corporation. Unless our board of directors takes action to exempt us, generally or with respect to certain transactions, from this statute in the future, the Maryland Business Combination Act will be applicable to business combinations between us and other persons.

In addition to the restriction on business combinations contained in the Maryland Business Combination Act, our charter and bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. For example, our board of directors has the exclusive power to adopt, alter or repeal any provisions of our bylaws or make new bylaws. In addition, our directors may be removed only for cause by the affirmative vote of holders of two‑thirds of the outstanding shares of our voting stock. Our charter also requires the vote of two‑thirds of the shares entitled to vote on the matter to amend the provisions of our charter related to the removal of directors.

Our bylaws require, subject to certain proxy access rules, advance notice for director nominations and proposals of new business to be considered at a stockholder meeting and that stockholders may only call a special meeting upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast on the business proposed to be transacted at such meeting. Our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for derivative actions brought on behalf of us and certain claims and other actions against us and our directors, officers and employees.

The restrictions on business combinations provided under Maryland law and contained in our charter may delay, defer or prevent a change of control or other transaction even if such transaction involves a premium price for our common stock or our stockholders believe that such transaction is otherwise in their best interests.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of business processes, including financial transactions and records and maintaining personal identifying information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We will rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber‑attacks. Security breaches, including physical or electronic break‑ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR SPIN‑OFF FROM HCP

The historical financial information included in this Annual Report may not be a reliable indicator of future results.

Our combined consolidated historical financial data included in this Annual Report may not reflect our business, financial position or results of operations had we been an independent, publicly‑traded company during all periods presented, or what our business, financial position or results of operations will be in the future as an independent, publicly‑traded company. Prior to the Spin‑Off, our business was operated by HCP as part of its corporate organization and not operated as a stand‑alone company.

For additional information about the past financial performance of our business and the basis of presentation of our combined consolidated historical financial data, see Item 6. “Selected Financial Data,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin‑Off.

We are a publicly‑traded, self‑managed and self‑administered company, independent from HCP. However, we may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from HCP in the time we expect, if at all. For instance, it may take longer than anticipated for us to, or we may never, succeed in growing our revenues through our active management strategies or successfully take advantage of positive long‑term healthcare industry trends.

The Spin‑Off could give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.

The Spin‑Off may lead to increased operating and other expenses, of both a nonrecurring and a recurring nature, and to changes to certain operations, which expenses or changes could arise pursuant to arrangements made between HCP and us or could trigger contractual rights of, and obligations to, third parties. Disputes with third parties could also arise out of these transactions, and we could experience unfavorable reactions to the Spin‑Off from employees, lenders, ratings agencies, regulators or other interested parties. These increased expenses, changes to operations, disputes with third parties, or other effects could materially and adversely affect our business, financial position or results of operations. In addition, disputes with HCP could arise in connection with the Separation and Distribution Agreement dated as of October 31, 2016 (the “Separation and Distribution Agreement”), the Tax Matters Agreement dated as of October 31, 2016 (the “Tax Matters Agreement”) and the Transition Services Agreement or other agreements.

Potential indemnification obligations to HCP pursuant to the separation and distribution agreement may subject us to substantial liabilities.

The Separation and Distribution Agreement with HCP provides for, among other things, provisions governing our relationship with HCP with respect to and following the Spin‑Off. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Spin‑Off, as well as those obligations of HCP that we will assume pursuant to the Separation and Distribution

Agreement. If we are required to indemnify HCP or its related parties under the circumstances set forth in this agreement, we may be subject to substantial liabilities. For additional information on our potential indemnification obligations, see Note 12. “Commitments and Contingencies—Legal Proceedings” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report.

The Spin‑Off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws.

A court could deem the Spin‑Off of our common stock or certain internal restructuring transactions undertaken by HCP in connection therewith to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor‑transferor was insolvent, or that rendered the debtor‑transferor insolvent, inadequately capitalized or unable to pay its debts as they become due.

If a court were to find that the Spin‑Off was a fraudulent transfer or conveyance, a court could void the Spin‑Off or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require us to fund liabilities of other companies involved in the Spin-Off and related transactions for the benefit of creditors, or require stockholders to return any dividends previously paid by us. Moreover, a court could void certain elements of the Spin‑Off or we could be awarded monetary damages for the difference between the consideration paid to HCP or its stockholders and the fair market value of the transferred property at the time of the Spin‑Off. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.

Our agreements with HCP may not reflect terms that would have resulted from arm’s‑length negotiations with unaffiliated third parties.

The agreements related to the Spin‑Off, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement and the agreement governing our unsecured revolving credit facility, were entered into in the context of the Spin‑Off while we were still controlled by HCP. As a result, they may not reflect terms that would have resulted from arm’s‑length negotiations between unaffiliated third parties. The terms of the agreements entered into in the context of the Spin‑Off concern, among other things, transition services, allocation of assets and liabilities attributable to periods prior to the Spin‑Off and the rights and obligations, including certain indemnification obligations, of HCP and us after the Spin‑Off. In addition, as the sole lender under our unsecured revolving credit facility, HCP or one of its subsidiaries will have certain rights with respect to our ability to incur additional indebtedness and amend the terms of the documents governing our outstanding indebtedness. For a more detailed description, see “Liquidity and Capital Resources” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be unable to make, on a timely or cost‑effective basis, the changes necessary to operate as an independent, publicly‑traded, self‑managed and self‑administered company primarily focused on real property utilized in the healthcare industry.

Prior to the Spin-Off, we had no significant historical operations as an independent company and currently do not have the infrastructure and personnel necessary to operate as an independent, publicly‑traded, self‑managed and self‑administered company without relying on HCP to provide certain services on a transitional basis. HCP is obligated to provide such transition services pursuant to the terms of the Transition Services Agreement that we entered into with HCP, to allow us the time, if necessary, to build the infrastructure and retain the personnel necessary to operate as a separate publicly‑traded company without relying on such services. Following the expiration of the Transition Services Agreement on October 31, 2017, unless extended or earlier terminated, HCP will be under no obligation to provide further assistance to us. As a separate public entity, we are subject to, and responsible for, regulatory compliance, including periodic public filings with the SEC and compliance with NYSE continued listing requirements as well as compliance with generally applicable tax and accounting rules. Because our business had not been operated as an independent, publicly‑traded, self‑managed and self‑administered company prior to the Spin-Off, we cannot assure you that we will be able to successfully implement the infrastructure or retain the personnel necessary to operate as an independent, publicly‑traded, self‑managed and self‑administered company or that we will not incur costs in excess of anticipated costs to establish such infrastructure and retain such personnel.

RISKS RELATED TO OUR STATUS AS A REIT

Our failure to qualify as, or election to not continue to be, a REIT would result in higher taxes and reduced cash available for distribution to our stockholders. HCP’s failure to qualify as a REIT could cause us to lose our REIT status.

We intend to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes to the extent consistent with maximizing stockholder value. Our compliance with the REIT income and quarterly asset requirements depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. In addition, we hold substantially all of our assets through certain subsidiary REITs, and any failure of such a subsidiary to qualify as a REIT could cause us to fail to satisfy the REIT requirements. Accordingly, there can be no assurance that the IRS will not contend that our investments violate the REIT requirements. In addition, our board of directors may determine that maintaining our REIT status would no longer be in the best interest of us or our stockholders, which may result from, for example, other business opportunities that we may wish to pursue or from opportunities arising from our relationship with HCRMC, and we may elect to discontinue our REIT status.

We received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden, Arps”), counsel to us and HCP, with respect to our qualification to be subject to tax as a REIT in connection with the Spin‑Off (the “REIT Tax Opinion”). Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The REIT Tax Opinion represents only the view of Skadden, Arps, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by HCP and us, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date issued, October 31, 2016. Skadden, Arps has no obligation to advise HCP, us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the REIT Tax Opinion and our qualification as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

If we were to fail to qualify as a REIT in any taxable year for which the statute of limitations remains open, or elect not to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading price for, our stock. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.

The rule against re‑electing REIT status following a loss of such status could also apply to us or to REIT subsidiaries of ours if it were determined that HCP or certain REIT subsidiaries of HCP failed to qualify as REITs for certain taxable years and we or one of our REIT subsidiaries were treated as a successor to any such entity for U.S. federal income tax purposes. Although HCP, in the Tax Matters Agreement, in connection with the Spin-Off covenanted to use its reasonable best efforts to maintain the REIT status of HCP and its REIT subsidiaries for each taxable year ended on or before December 31, 2016 (unless HCP obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that such failure to maintain REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from HCP, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if HCP or any of the relevant subsidiaries were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against HCP. If we fail to qualify as a REIT due to a predecessor’s failure to qualify as a REIT, we would be subject to corporate income tax as described in the preceding paragraph.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence.

We could fail to qualify as a REIT if income we receive from our tenants is not treated as qualifying income.

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from any of our tenants will not be treated as qualifying rent for purposes of these requirements if the applicable Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If any of the Leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

In addition, subject to certain exceptions, rents received or accrued by us from any of our tenants will not be treated as qualifying rent for purposes of the REIT gross income requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of such tenant’s stock entitled to vote or 10% or more of the total value of all classes of such tenant’s stock. Our charter provides for restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from our tenants to be treated as non‑qualifying rent for purposes of the REIT gross income requirements. Nevertheless, these restrictions may be ineffective at ensuring that rents received or accrued by us from our tenants will be treated as qualifying rent for purposes of REIT qualification requirements.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income in order for us to qualify as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the required 85% and the amount that was actually distributed. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

Initially our taxable income will be generated primarily by rents paid under the Leases. From time to time, we may generate taxable income greater than our cash flows as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity or adversely impact our ability to raise short‑ and long‑term debt. Furthermore, the REIT distribution requirements may increase the financing needed to fund capital expenditures, further growth and expansion initiatives, which would increase our total leverage. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we hold some of our assets or conduct certain of our activities through one or more TRSs or other subsidiary corporations that are subject to U.S. federal, state, and local corporate‑level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s‑length basis. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with the REIT requirements may cause us to forgo otherwise attractive acquisition and business opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source‑of‑income or asset‑diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Dividends payable to domestic stockholders that are individuals, trusts and estates are generally taxed at reduced tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Complying with the REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to, including transactions to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non‑qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

The tax on prohibited transactions limits our ability to engage in certain transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property that is held primarily for sale to customers in the ordinary course of our trade or business. We might be subject to this tax if we were to dispose of our property in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.

We intend to conduct our operations so that no asset that we own (or that we treat as being owned) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales at the REIT level, even though the sales might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe‑harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. New legislation, Treasury regulations promulgated under the Code (“Treasury Regulations”), administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification. In particular, changes in policy positions by the new presidential administration may impact our business, and potential changes in proposed tax reforms (such as the denial of net interest deductibility) could adversely affect results. In addition, even changes that do not impose greater taxes on us could potentially result in adverse consequences to our shareholders. For example, a decrease in corporate tax rates could decrease the attractiveness of the REIT structure relative to companies that are not organized as REITs. There can be no guarantee that we will be able to adapt our business to any new policy positions, and any such process may have an adverse effect on our business, financial condition and results of operations.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

If we determine to continue to qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

REIT ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. As described above, subject to certain exceptions, rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of the REIT gross income requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of such tenant’s stock entitled to vote or 10% or more of the total value of all classes of such tenant’s stock. To assist us in satisfying the REIT requirements, our charter contains certain ownership and transfer restrictions on our stock. More specifically, our charter provides that shares of our capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any person who acquires shares of our capital stock in violation of the ownership limit will not be entitled to any dividends on such shares or be entitled to vote such shares or receive any proceeds from the subsequent sale of such shares in excess of the lesser of the price paid for such shares or the amount realized from the sale (net of any commissions and other expenses of sale). A transfer of shares of our capital stock in violation of the ownership limit will be void ab initio under certain circumstances. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders. See “—Risks Related to Our Business—Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.”

RISKS RELATED TO OUR COMMON STOCK

The market price and trading volume of our common stock may fluctuate widely.

The market price of our common stock may fluctuate significantly. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above the price at which they traded when they acquired them. We cannot provide assurance that the market price of our common stock will not fluctuate or decline significantly in the future.

Additionally, any disposition by a significant stockholder of our common stock, or the perception in the market that such dispositions could occur, may cause the price of our common stock to fall. Any such decline could impair our ability to raise capital through future sales of our common stock. Further, our common stock may not qualify for certain investment indices, including indices specific to REITs, and any such failure may discourage new investors from investing in our common stock.

The market price and trading volume of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

•	an actual or potential event of default under our substantial indebtedness;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	our ability to obtain financing as needed;

•	changes in laws and regulations affecting our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating performance and stock price of comparable companies;

•	overall market fluctuations;

•	a decline in the real estate markets; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

The failure to timely file the Required Financial Statements could expose us to liability under the Exchange Act, impair our ability to issue securities publicly or otherwise finance our operations, and at some point could adversely impact the continued listing of our common stock on the New York Stock Exchange.

Our inability to file an amendment to this Annual Report on or prior to April 17, 2017 to include the Required Financial Statements could expose us to liability under the Exchange Act, impair our ability to issue securities publicly or otherwise finance our operations, and at some point could adversely impact the continued listing of our common stock on the New York Stock Exchange.

Our shares of common stock rank junior to all of our consolidated liabilities and preferred stock.

In the event of a bankruptcy, liquidation, dissolution or winding up, our assets would be available to pay obligations on the common stock only after all of our consolidated liabilities have been paid. In the event of a bankruptcy, liquidation, dissolution or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay any amounts with respect to the common stock then outstanding. Additionally, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Class A Preferred Stock a liquidation preference. We also have a significant amount of indebtedness, which amounted to $1.8 billion face value as of December 31, 2016, with availability of $75 million under the senior secured revolving credit facility and availability under the unsecured revolving credit facility, with approximately $36 million available as of February 28, 2017, subject to certain conditions. We may also take on additional long‑term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under the terms of our existing indebtedness.

Your percentage of ownership in our company may be diluted in the future.

In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise. We also anticipate granting compensatory equity awards to directors, officers, employees, advisors and consultants who provide services to us. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common shares.

In addition, our articles of incorporation authorize us to issue, without the approval of our stockholders, one or more additional classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more such classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the occurrence of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

We may be unable to pay dividends.

If we determine to maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report. Dividends will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We may fail to achieve investment results that will allow us to make a specified level of cash dividends or year‑to‑year increases in cash dividends. In addition, no dividends may be declared or paid on our common stock unless dividends have been paid or set aside for payment on all outstanding shares of preferred stock that have a preference on distributions, including the Class A Preferred Stock.

Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described above under “—Risks Related to Our Status as a REIT—REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan”), we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do elect to maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. We cannot assure you that we will pay any dividends on shares of our common stock.

We may choose to pay dividends in our own stock, in which case you could be required to pay income taxes in excess of the cash dividends you receive.

We may distribute taxable dividends that are payable in cash and shares of our common stock where up to only 20% of such a dividend is made in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. holder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non‑U.S. holders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

It is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in future years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. The IRS may impose additional requirements with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Properties Summary

Below is a summary of the Properties as of December 31, 2016:

	Number of
Property Type	Properties	Capacity(1)
HCRMC Properties:
Post‑acute/skilled nursing:
Strategic	232	30,786 beds
Non‑strategic(2)	7	712 beds
Memory care/assisted living	60	4,227 units
Total HCRMC Properties	299
Non‑HCMRC Properties:
Post‑acute/skilled nursing	25	2,601 beds
Memory care/assisted living	1	69 units
Hospital	1	37 beds
Medical office	1	88,000 sq. ft.
Total properties	327

(1)

Capacity for post‑acute/skilled nursing and hospital properties is measured in available bed count. Capacity for memory care/assisted living properties is measured in units (e.g., studio, one or two bedroom units). Capacity for medical office properties is measured in square feet.

(2)

Represents the remaining non‑strategic properties that were sold in the first quarter of 2017. For more information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview.”

Geographic Distribution

Below is a summary of the geographic distribution of the Properties, as of December 31, 2016, by number of properties:

6
1
1
1
1
6
32
2
6
53
9
(NJ)
4
1
4
2
2
30
8
51
20
3
(DE)
(MD)
7
17
1
3
6
2
9
1
38

	HCRMC Post-Acute/
	Skilled Nursing		HCRMC
		Non-Strategic	Memory Care/	Non-HCRMC	Total
State	Strategic	Held for Sale	Assisted Living(1)	Properties	Properties
PA	43	—	10	—	53
OH	36	—	9	6	51
FL	27	—	11	—	38
MI	24	4	4	—	32
IL	23	—	7	—	30
MD	14	—	6	—	20
VA	6	—	2	9	17
NJ	5	—	4	—	9
TX	5	—	3	1	9
IN	3	—	1	4	8
CA	7	—	—	—	7
IA	6	—	—	—	6
SC	6	—	—	—	6
WA	6	—	—	—	6
WI	6	—	—	—	6
CO	2	—	—	2	4
NV	2	—	—	2	4
DE	2	—	1	—	3
OK	—	3	—	—	3
CT	—	—	2	—	2
GA	2	—	—	—	2
KS	2	—	—	—	2
MO	2	—	—	—	2
ID	—	—	—	1	1
LA	—	—	—	1	1
MT	—	—	—	1	1
NC	1	—	—	—	1
ND	1	—	—	—	1
SD	1	—	—	—	1
UT	—	—	—	1	1
Total properties	232	7	60	28	327
States	24	2	12	10	30

(1)	Includes nine non‑Arden Court‑branded properties that provide a combination of assisted living and independent living services.

Below is a graphical representation of our state‑by‑state revenues for the year ended December 31, 2016:

By State (% of Revenues)

Master Lease with HCRMC

Substantially all of our properties are leased to HCR III, as the lessee, under the Master Lease on a triple‑net lease basis (and guaranteed by HCRMC), consisting of 239 post‑acute/skilled nursing properties and 60 memory care/assisted living properties as of December 31, 2016, including seven non‑strategic properties held for sale as of December 31, 2016, for the remainder of the initial fixed terms for the four pools (based on asset class) described in the Master Lease, which pools expire on March 31, 2029, March 31, 2030, March 31, 2032 and March 31, 2033, respectively. Each of the pools of properties is further divided into sub‑pools, and each sub‑pool has two renewal options. The first renewal option for each sub‑pool ranges from five to 17 years (with a limited number less than five years). The second renewal option for each sub‑pool is five years. With respect to the applicable first renewal term, if exercised, the applicable pool must be renewed in its entirety. With respect to the applicable second renewal term, if exercised, a pool may be renewed on a sub‑pool basis, but any such sub‑pool, if renewed, must be renewed in its entirety.

Under the Master Lease, HCR III is responsible for operating, repairing and maintaining the HCRMC Properties in compliance with all applicable legal requirements. The maintenance and repair responsibilities include, among others things, maintaining every portion of each property, HCR III’s personal property and all private roadways, sidewalks and curbs appurtenant to the HCRMC Properties. During each of the 10th (beginning April 2021) and 20th (beginning April 2031) lease years, we have the right to obtain updated property condition assessments (each a “PCA”) for each of the properties. Based on the PCAs, we have the right to identify to HCR III items of deferred maintenance that HCR III will be required to complete during the following two lease years. HCR III is required to expend during each lease year, no less than the Annual Minimum Capital Project Amount for Capital Projects (as defined in the Master Lease), which, as of the date hereof, is equal to $824 per bed per year (subject to increase each lease year as required under the Master Lease) for all of the HCRMC Properties in the aggregate, but allocated among the properties at HCRMC’s discretion. Promptly following the expiration of each lease year, HCR III is required to furnish to us reasonable documentary evidence as to the completion of all capital projects for such lease year, together with the costs thereof. As of December 31, 2016, HCR III has provided documentary evidence that it has maintained compliance with the capital project expenditure requirements under the Master Lease. If HCR III fails to expend during any lease year the applicable Annual Minimum Capital Project Amount for Capital Projects, then HCR III is required to deposit with us a repair and replacement reserve in the amount required under the Master Lease.

In addition to maintenance requirements, HCR III is also responsible for insurance required to be carried under the Master Lease, taxes levied on or with respect to the HCRMC Properties and all utilities and other services necessary or appropriate for the HCRMC Properties and the business conducted on the HCRMC Properties and all licenses and permits therefor. HCR III also provides indemnities in favor of lessor against liabilities associated with the operation of the HCRMC Properties.

HCR III and HCRMC are required to submit periodic reports to us upon request on operational and other financial matters to enable us to confirm that HCR III and HCRMC are in compliance with their obligations under the Master Lease and guaranty thereof, respectively.

Subject to certain exceptions set forth in the Master Lease, none of HCR III and related parties (i) directly or indirectly, is permitted to operate, own, manage or have any ownership interest in any other property or institution providing services or similar goods to those provided in connection with any HCRMC Property, within a 5 mile radius of such property, and (ii) during the last year of the applicable fixed initial term and during any renewal term under the Master Lease and for a period of two years following expiration of the term under the Master Lease, is permitted to hire, engage or otherwise employ any property level management or supervisory personnel working on or in connection with any HCRMC Property. In addition, during the last three years of the applicable fixed initial term and of any renewal term under the Master Lease, with respect to any or all of the HCRMC Properties, HCR III shall not recommend or solicit the removal or transfer of more than 3% of the total residents or patients at any property to any other property or institution (including, without limitation, any other property that is subject to the Master Lease).

If at any time during the term of the Master Lease, HCRMC, HCR III or any of their respective wholly‑owned subsidiaries (each, a “Covered Party”), desires to finance (whether the same is acquisition financing, refinancing or development financing and including, without limitation, through any sale‑leaseback or similar transaction) or to sell all or any portion of its interest in any memory care/assisted living property or skilled nursing property asset owned or currently leased by a Covered Party or in development pipeline set forth in the Master Lease, then we (directly or through our affiliates) will have a right of first refusal with respect to any such transaction (unless it is with an affiliate of a Covered Party).

Because we lease the HCRMC Properties to HCRMC through its wholly‑owned subsidiary, HCR III as lessee under the Master Lease, HCRMC is the source of substantially all of our revenues, and HCRMC’s financial condition and ability and willingness to satisfy its obligations under the Master Lease, and its willingness to renew the Master Lease upon expiration of the initial fixed term thereof, significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. There can be no assurance that HCRMC will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Lease, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations, and on our ability to pay dividends to our stockholders, as required for us to qualify, and maintain our status, as a REIT. We also cannot assure you that HCRMC or its subsidiaries will elect to renew the lease arrangements with us upon expiration of the initial fixed terms or any renewal terms thereof, or, if such leases are not renewed, that we can reposition the affected properties on the same or better terms. See “Risk Factors—Risks Related to Our Business—We depend on a single tenant and operator for substantially all of our revenues” and “Risk Factors—Risks Related to Our Business—The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.”

For additional information regarding the Master Lease, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—HCRMC Financial Information” and Note 4 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent paid to us for our portfolio for the periods presented (square feet in thousands):

Property Type(1)	2016	2015	2014	2013	2012
Post‑acute/skilled nursing:
Average annual rent per bed(2)	$11,767	$12,548	$12,772	$12,339	$11,919
Average capacity (beds)(3)	33,434	34,234	37,419	37,491	37,483
Memory care/assisted living:
Average annual rent per unit(2)	$15,552	$14,792	$13,144	$12,733	$12,335
Average capacity (units)(3)	4,508	4,540	4,859	4,847	4,834
Hospital:
Average annual rent per bed(2)	$58,036	$62,519	$62,376	$58,529	$59,015
Average capacity (beds)(3)	37	37	37	37	37
Medical office(4):
Average occupancy percentage	99%	96%	96%	N/A	N/A
Average annual rent per occupied square foot(2)	$44	$45	$44	N/A	N/A
Average occupied square feet(3)	87	85	85	N/A	N/A

(1)	Our properties are generally leased under triple‑net lease structures for each of the periods reported.

(2)

Average annual rent per bed/unit/square foot is presented as a ratio of revenues comprised of rental and related revenues and tenant recoveries divided by the average capacity or average occupied square feet of the properties and annualized for acquisitions for the year in which they occurred. Average annual rent for 2016 and 2015 excludes non‑cash revenue adjustments (i.e., straight‑line rents and amortization of market lease intangibles), and excludes the 28 non‑strategic properties held for sale as of December 31, 2015.

(3)

Capacity for post‑acute/skilled nursing and hospital properties is measured in available bed count. Capacity for memory care/assisted living properties is measured in units (e.g., studio, one or two bedroom units). Capacity for medical office buildings is measured in square feet. Average capacity for post‑acute/skilled nursing, memory care/assisted living and hospital properties is as reported by the respective tenants or operators for the twelve‑month period one quarter in arrears from the periods presented. Capacity for 2016 and 2015 excludes the 28 non‑strategic properties held for sale as of December 31, 2015.

(4)	No data is presented for 2013 or 2012 as the medical office building was acquired in July 2014.

Lease Expirations

Below is a summary, as of December 31, 2016, of the lease expirations for the next 10 years and thereafter at our leased properties, assuming that none of the renewal or purchase options are exercised and excluding seven non‑strategic properties held for sale (dollars and square feet in thousands):

Property Type	Total	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027+
Post‑acute/skilled nursing:
Properties	257	—	—	21	—	—	4	—	—	—	—	232
Beds	33,459	—	—	2,193	—	—	408	—	—	—	—	30,858
Base rent(1)	$412,792	$—	$—	$19,489	$—	$—	$3,311	$—	$—	$—	$—	$389,992
% of base rent	100%	0%	0%	5%	0%	0%	1%	0%	0%	0%	0%	94%
Memory care/assisted living:
Properties	61	—	—	—	—	—	1	—	—	—	—	60
Units	4,295	—	—	—	—	—	69	—	—	—	—	4,226
Base rent(1)	$70,266	$—	$—	$—	$—	$—	$718	$—	$—	$—	$—	$69,548
% of base rent	100%	0%	0%	0%	0%	0%	1%	0%	0%	0%	0%	99%
Hospital:
Properties	1	—	—	—	—	—	—	—	—	1	—	—
Beds	37	—	—	—	—	—	—	—	—	37	—	—
Base rent(1)	$2,259	$—	$—	$—	$—	$—	$—	$—	$—	$2,259	$—	$—
% of base rent	100%	0%	0%	0%	0%	0%	0%	0%	0%	100%	0%	0%
Medical office:
Square feet	88	16	—	27	6	—	—	14	—	25	—	—
Base rent(1)	$2,416	$421	$—	$654	$163	$—	$—	$352	$—	$826	$—	$—
% of base rent	100%	17%	0%	27%	7%	0%	0%	15%	0%	34%	0%	0%
Total:
Base rent(1)	$487,733	$421	$—	$20,143	$163	$—	$4,029	$352	$—	$3,085	$—	$459,540
% of base rent	100%	0%	0%	4%	0%	0%	1%	0%	0%	1%	0%	94%

(1)

December 2016 base rent annualized for 12 months (excluding the HCRMC December 2016 rent credit of $15 million), which does not include tenant recoveries and non-cash revenue adjustments (i.e., straight-line rents and amortization of market lease intangibles).

Item 3.  Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Except as contained in Note 12. “Commitments and Contingencies—Legal Proceedings” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to record a liability when a loss is considered probable and the amount can be reasonably estimated and to expense legal costs as they are incurred. The information contained in Note 12. “Commitments and Contingencies—Legal Proceedings” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report is incorporated by reference in this Item 3.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE on October 20, 2016 under the symbol “QCP-WI” and on October 31, 2016 under the symbol “QCP.” It is our policy to declare quarterly dividends to common stockholders so as to comply with applicable provisions of the Code governing REITs. The following table sets forth, for the period indicated, the high and low sales prices per common share and the dividends declared per common share:

Dividend
	Price Per		Declared Per
	Common Share		Common
	High	Low	Share
2016
Fourth Quarter (from October 20, 2016)	$24.05	$11.57	$—

The closing price for the Company’s common shares, as reported by the NYSE on December 31, 2016, was $15.50 per share.

Stockholder Information

As of March 24, 2017, we had approximately 8,900 common stockholders of record.

Dividends

Dividends with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Due to the lack of REIT taxable income following the Spin-Off and the ongoing financial difficulties experienced by our primary tenant, HCRMC, we did not declare a dividend for the fourth quarter of 2016 or the first quarter of 2017.

Item 6.  Selected Financial Data

The following tables set forth the selected historical combined consolidated financial data and other data of the Company as of the dates and for the periods presented. For periods prior to the separation, the accompanying historical combined consolidated financial data does not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from HCP’s consolidated financial statements. These historical combined consolidated financial statements have been revised to reflect the adoption of Accounting Standards Update (“ASU”) 2016‑02,  Leases (see Note 3 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

The combined consolidated financial statements for periods prior to the separation include expense allocations related to certain HCP corporate functions, including executive oversight, treasury, finance, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on cash net operating income, property count, square footage or other measures. Management considers the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly‑traded company for all periods presented. Management believes that the assumptions and estimates used in preparation of the underlying combined consolidated financial statements are reasonable. However, the combined consolidated financial statements herein do not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been if it had been a stand-alone company during all periods presented, nor are they necessarily indicative of its future results of operations, financial position or cash flows.

Since the information presented below does not provide all of the information contained in the historical combined consolidated financial statements, including the related notes, you should read Item 7. “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and the historical combined consolidated financial statements and notes thereto included in Part IV, Item 15 of this Annual Report.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013
Statement of income and comprehensive income data:
Revenues:
Rental and related revenues	$469,698	$574,332	$568,380	$565,605
Tenant recoveries	1,473	1,464	1,029	—
Total revenues	471,171	575,796	569,409	565,605
Costs and expenses:
Depreciation and amortization	165,555	244,624	247,914	247,583
Operating	3,720	3,729	3,247	2,689
General and administrative	22,058	23,907	20,690	29,098
Interest	25,019	—	—	—
Impairments, net	167,057	227,383	—	—
Total costs and expenses	383,409	499,643	271,851	279,370
Other income (loss):
Gain (loss) on sales of real estate	10,583	39,140	(1,917)	—
Other income, net	282	70	953	107
Total other income (loss), net	10,865	39,210	(964)	107
Income before income taxes and income from and impairments of equity method investment	98,627	115,363	296,594	286,342
Income tax expense	(17,482)	(798)	(765)	(654)
Income from equity method investment	—	34,510	60,469	63,011
Impairments of equity method investment	—	(35,882)	(63,255)	(15,600)
Net income and comprehensive income	$81,145	$113,193	$293,043	$333,099
Earnings per common share, basic and diluted	$0.87	$1.21	$3.13	$3.56

	December 31,
(in thousands)	2016	2015	2014
Balance sheet data:
Total assets	$4,789,375	$5,093,634	$5,663,790
Total debt obligations	$1,713,069	$—	$—
Redeemable preferred stock	$1,930	$—	$—
Total equity	$3,035,293	$5,087,494	$5,657,927

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the combined consolidated financial statements and notes thereto included in Part IV, Item 15 of this Annual Report. See “—Overview – Basis of Presentation” below for defined terms. Our financial statements may not necessarily reflect our future financial condition and results of operations, or what they would have been had we been a separate, stand‑alone company during the periods presented.

As of the date of this Annual Report, we have not received audited consolidated financial statements of HCR ManorCare, Inc. (“HCRMC”) as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016 (the “Required Financial Statements”) from HCRMC.  Accordingly, we have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations based upon 2016 unaudited financial information of HCRMC without the benefit of the Required Financial Statements, which would be prepared in accordance with generally accepted accounting principles and include certain required disclosures thereunder.  It is possible that the information regarding HCRMC included in the Required Financial Statements could differ materially and adversely from the unaudited information previously provided to us by HCRMC and included herein.  Following the receipt of the Required Financial Statements, we will amend this Annual Report to include the Required Financial Statements as an exhibit to this Annual Report and, to the extent we deem necessary or appropriate, supplement or amend the information contained herein.   See Item 1A. “Risk Factors—Risks Related to Our Business—HCRMC’s audited consolidated financial statements as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016 have not been provided to us, and therefore, we cannot assure you that the unaudited information with respect to HCRMC and the HCRMC Properties presented in this Annual Report is accurate and subsequent disclosures correcting any such inaccuracies may have a material adverse effect on the market price of our securities” and  “—Risks Related to Our Common Stock—The failure to timely file the Required Financial Statements could expose us to liability under the Exchange Act, impair our ability to issue securities publicly or otherwise finance our operations, and at some point could adversely impact the continued listing of our common stock on the New York Stock Exchange” for risks associated with this omission.

We are currently in discussions with HCRMC with respect to the Required Financial Statements and other matters.

Overview – Basis of Presentation

Quality Care Properties, Inc. (“QCP” or the “Company”) is a Maryland corporation that was formed in 2016 to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). Prior to the separation from HCP, which was completed on October 31, 2016, QCP was a wholly owned subsidiary of HCP. In connection with the separation, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date (the “Spin‑Off”). At the time of the Spin-Off, the Properties contributed to QCP consisted of 274 post‑acute/skilled nursing properties, 62 memory care/assisted living properties, one surgical hospital and one medical office building (“MOB”), including 18 properties held for sale.

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. Before the completion of the separation, the QCP Business was operated through subsidiaries of HCP, which operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). QCP expects to operate as a REIT under the applicable provisions of the Code, commencing with its initial taxable year ended December 31, 2016. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income. If we determine to maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

As of December 31, 2016, the Properties consisted of 264 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building (“MOB”), including 7 non‑strategic properties held for sale. The Properties are primarily located in Pennsylvania, Illinois, Ohio, Florida and Michigan. As of December 31, 2016, 299 of the 327 properties were leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The Master Lease properties are leased to, and operated by, HCRMC through its wholly owned indirect subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of HCR III’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC.

The Master Lease is structured as a triple‑net lease, in which HCRMC, either directly or through its affiliates and sublessees, operates the properties and is responsible for all operating costs associated with the properties, including the payment of property taxes, insurance and repairs, and providing indemnities to us against liabilities associated with the operation of the properties. HCR III is required to expend a minimum amount during each lease year for capital projects (as defined in the Master Lease), which, as of December 31, 2016, is equal to approximately $30 million for all of the HCRMC Properties in the aggregate. Under the terms of the Master Lease, we are required through April 1, 2019 to, upon HCR III’s request, provide HCR III an amount to fund Capital Addition Costs (as defined in the Master Lease) approved by us, in our reasonable discretion, with such amount not to exceed $100 million in the aggregate, but we are not obligated to advance more than $50 million in any single lease year. See “—Liquidity and Capital Resources—Capital Expenditures.”

Before the separation, QCP had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by HCP on the Spin-Off date are presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in HCP’s books and records. Additionally, the financial statements reflect the common shares outstanding at the separation date as outstanding for all periods prior to the separation.

As a result of the Spin‑Off, QCP is a publicly‑traded company (NYSE: QCP) primarily engaged in the ownership and leasing of post‑acute/skilled nursing properties and memory care/assisted living properties. Our primary source of revenues is rent payable under the Master Lease. We expect HCR III will generate revenues primarily from patient fees and services. We will also have the right to receive payment of the Tranche B DRO currently outstanding under the Master Lease. See “—Liquidity and Capital Resources—Deferred Rent Obligation” for additional information regarding the Tranche B DRO.

We initially lack certain non‑management administrative capabilities, and accordingly, we have entered into an agreement pursuant to which HCP will provide certain administrative and support services to us on a transitional basis (the “Transition Services Agreement”), which is customary for a transaction such as the Spin‑Off, expiring on the earlier of October 31, 2017 or completion of all services to be provided by HCP under the agreement, unless extended or earlier terminated.

The historical combined consolidated financial statements included in Part IV, Item 15 of this Annual Report include the combined consolidated accounts of the QCP Business as derived from HCP’s consolidated financial statements and accounting records at their historical carrying values. The historical combined consolidated financial statements reflect our financial position, results of operations and cash flows as “carved out” from HCP prior to the Spin‑Off, in conformity with U.S. generally accepted accounting principles (“GAAP”). The combined consolidated financial information reflects the adoption of ASU 2016‑02,  Leases (see Note 3 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

We discuss and provide our analysis in the following order:

•	Portfolio overview;

•	Results of operations;

•	HCRMC financial information;

•	Liquidity and capital resources;

•	Dividends;

•	Contractual obligations;

•	Off‑balance sheet arrangements;

•	Inflation;

•	Non-GAAP financial measures;

•	Critical accounting policies; and

•	Recent accounting pronouncements.

PORTFOLIO OVERVIEW

As of December 31, 2016, our portfolio consisted of 327 properties (including seven non‑strategic properties) as follows:

Operator	Property Type	Property Count	Beds/Units	Total Revenues(1)	Occupancy %
HCRMC	Post-acute/skilled	239	31,498	$373,251	82.6
	Senior housing	60	4,227	68,916	83.7
Tandem Consulate Health Care	Post-acute/skilled	9	932	7,425	92.5
Covenant Care	Post-acute/skilled/ Senior housing	12	1,261	11,478	75.3
Genesis HealthCare	Post-acute/skilled/ Senior housing	5	477	4,022	69.0
Remaining	Hospital/ Medical office	2	37 Beds/ 88,000 Sq. Ft.	6,079	N/A
Total		327		$471,171

(1)	Total revenues for the year ended December 31, 2016.

From the 299 properties leased to HCRMC under the Master Lease and operated by HCRMC through HCR III, the Company derived 94% of its total revenues for the year ended December 31, 2016.  See “—HCRMC Financial Information” below for more information on HCRMC’s financial results.

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

On March 29, 2015, we and HCRMC agreed to amend the Master Lease (“HCRMC Lease Amendment”). Commencing April 1, 2015, we provided an annual net rent reduction of $68 million, which equated to initial lease year rent of $473 million, compared to the $541 million annual rent that would have commenced April 1, 2015, prior to the HCRMC Lease Amendment. The contractual rent increases by 3.0% annually during the initial term, commencing April 1, 2016. In exchange, we received the following consideration:

•

A right to acquire fee ownership in nine post‑acute/skilled nursing properties valued at $275 million with a median age of four years, owned and operated by HCRMC. We retained a lease receivable of equal value, (the “Tranche A DRO”) earning income of $19 million annually (included in the amended initial lease year rent of $473 million above), which is reduced as the property purchases are completed. Following the purchase of a property, HCRMC leases such property from us pursuant to the Master Lease. The nine properties contribute an aggregate of $19 million of annual rent (subject to escalation) under the Master Lease;

•

The Tranche B DRO with an initial principal amount of $250 million, is payable by HCRMC upon the earlier of: (i) March 31, 2029, which is the end of the initial term of the first renewal pool under the Master Lease; or (ii) certain capital or liquidity events of HCRMC, including an initial public offering or sale. The Tranche B DRO increases each year as follows: 3.0% in April 2016 through 2018, 4.0% in 2019, 5.0% in 2020 and 6.0% in 2021 and annually thereafter until the end of the initial lease term; and

•	Extension of the initial lease term by five years, to an average of 16 years.

During the year ended December 31, 2015, 22 of the 50 non‑strategic property sales were completed for $218.8 million. As of December 31, 2015, the remaining 28 properties that had not yet been sold were classified as real estate and related assets held for sale. During the year ended December 31, 2015, we recognized an impairment charge of $47.1 million related to the anticipated sale of the 50 non‑strategic properties based on expected net cash flows amounting to the projected sales price. During the year ended December 31, 2016, we completed an additional 21 of the 50 non‑strategic property sales and sold one additional HCRMC property, generating proceeds of $114.6 million, with the remaining seven properties classified as real estate and related assets held for sale as of December 31, 2016. The seven remaining non‑strategic properties were sold in the first quarter of 2017 for an aggregate amount of $19.2 million. During 2016, we recognized an additional impairment charge of $21.4 million related to the 18 properties held for sale as of September 30, 2016.  We received all of the proceeds from the property sales.

Additionally, during the fourth quarter of 2016, the Company recognized an impairment charge of $145.7 million related to seven skilled nursing properties classified as held for use as a result of their expected future undiscounted cash flows being less than their carrying values due in large part to the continued financial deterioration of the post-acute/skilled nursing sector.  If the post-acute/skilled nursing sector and, in particular, the operating results of HCRMC, continue to decline, our remaining properties may lose value and we may recognize additional impairments in the near term.

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

In November 2016, we provided to HCR III reductions of contractual rent due under the Master Lease as follows: a $5 million reduction for the month of November 2016, a $15 million reduction for the month of December 2016 and a $10 million reduction for the month of January 2017.  HCR III paid in full the contractual rent due for the months of February 2017 and March 2017. The above reductions in the amounts of rent are not indications of future contractual rent modifications, if any, that might result from our discussions and negotiations with HCRMC. Any actual reductions in future contractual rent due from HCR III under the Master Lease may materially exceed the amounts of the November 2016, December 2016 and January 2017 rent reductions. There can be no assurance that we will be able to enhance the value of the Master Lease in the future, nor can there be any assurance that we and HCRMC will reach agreement on any amendments or modifications to the Master Lease.

On January 31, 2017, the Company and Tandem Health Care, LLC, a tenant with an option to purchase the nine properties it leases from us at a favorable purchase price, entered into a lease amendment extending the option expiration date from February 28, 2017 to May 31, 2017 and increasing the purchase price. If exercised, the Company will forego approximately $7.5 million in annual rent in exchange for the approximate $78 million purchase price, which proceeds the Company would use to repay outstanding debt.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Results for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended
	December 31,		Change
	2016	2015	$
Revenues:
Rental and related revenues	$469,698	$574,332	$(104,634)
Tenant recoveries	1,473	1,464	9
Total revenues	471,171	575,796	(104,625)
Costs and expenses:
Depreciation and amortization	165,555	244,624	(79,069)
Operating	3,720	3,729	(9)
General and administrative	22,058	23,907	(1,849)
Interest	25,019	—	25,019
Impairments	167,057	227,383	(60,326)
Total costs and expenses	383,409	499,643	(116,234)
Other income:
Gain on sales of real estate	10,583	39,140	(28,557)
Other income, net	282	70	212
Total other income, net	10,865	39,210	(28,345)
Income before income taxes and income from and impairment of equity method investment	98,627	115,363	(16,736)
Income tax expense	(17,482)	(798)	(16,684)
Income from equity method investment	—	34,510	(34,510)
Impairment of equity method investment	—	(35,882)	35,882
Net income and comprehensive income	$81,145	$113,193	$(32,048)

Total revenues.  Total revenues decreased by $104.6 million to $471.2 million for the year ended December 31, 2016. The decrease was primarily the result of the following: (i) $114.6 million reduction related to the change in income recognition to a cash basis method of accounting for the Master Lease commencing in January 2016; (ii) $21.5 million reduction related to the sale of 43 non‑strategic properties and one additional property during 2016 and 2015; (iii) $5 million and $15 million reductions of rent due under the Master Lease for November 2016 and December 2016, respectively, and (iv) $2.8 million net reduction as a result of the HCRMC Lease Amendment effective April 2015. This decrease was partially offset by $54.8 million that was reclassified to equity income in the 2015 period as a result of our ownership interest in HCRMC, which is no longer reclassified in 2016 (see Note 4 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Depreciation and amortization expense.  Depreciation and amortization expense decreased $79.1 million to $165.6 million for the year ended December 31, 2016. The decrease was primarily the result of the following: (i) $75.4 million reduction related to building and improvements that became fully depreciated in the first quarter 2016 and (ii) $16.0 million reduction related to the cessation of depreciation and amortization on the 50 non‑strategic properties and one additional property  upon sale or being classified as held for sale during 2015 and 2016. This decrease was partially offset by (i) $9.5 million related to increased depreciation from 10 HCRMC Properties purchased in the second half of 2015 and the first quarter of 2016 and (ii) $2.5 million related to a change in the estimated useful life for site improvements in 2016.

General and administrative expenses.  General and administrative expenses decreased $1.8 million to $22.1 million for the year ended December 31, 2016 primarily due to the following: (i) $4.0 million of legal costs resulting from the HCRMC Lease Amendment in April 2015 and (ii) $1.9 million allocation of severance‑related charges resulting from the resignation of HCP’s former Executive Vice President and Chief Investment Officer in June 2015. This decrease was partially offset by (i) the $3.5 million allocation of severance-related charges resulting from the resignation of HCP’s former President and Chief Executive Officer in July 2016 and (ii) $1.2 million of transaction costs incurred related to the Spin-Off during the fourth quarter of 2016.

Interest.  During the year ended December 31, 2016, we incurred interest expense of $25.0 million related to the indebtedness incurred in connection with the Spin-Off, which was completed on October 31, 2016.  There was no debt outstanding during 2015.

Impairments.  During the year ended December 31, 2015, we recognized the following: (i) an impairment charge of $47.1 million related to the 50 non‑strategic properties to be sold and (ii) an impairment charge of $180.3 million related to straight-line rent receivables, net of $17.2 million that was recharacterized to equity income as a result of our ownership interest in HCRMC. During the year ended December 31, 2016, we recognized the following: (i) an additional impairment charge of $21.4 million related to 18 properties classified as held for sale and (ii) an impairment charge of $145.7 million related to seven properties classified as held for use. The impairment charges were based on the expected net cash flows amounting to the projected sales price or a  calculation based on market data as compared to the carrying values (see Notes 4 and 5 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Gain on sales of real estate.  During the year ended December 31, 2016, we recognized a gain of $10.6 million from the sale of 22 properties. During the year ended December 31, 2015, we recognized a gain of $39.1 million from the sale of 22 non-strategic properties.

Income tax expense.  Income tax expense increased $16.7 million to $17.5 million for the year ended December 31, 2016. The increase was the result of recognizing tax liabilities of $16.5 million, representing state built‑in gain tax resulting from the tax liquidation of a QCP subsidiary during 2016 (see Note 13 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Income from equity method investment.  For the year ended December 31, 2015, we recognized $34.5 million of income related to our ownership interest in HCRMC. In December 2015, we reduced the carrying amount of our equity method investment in HCRMC to zero (see impairment recognized in 2015 below) and, beginning January 2016, income is recognized only if cash distributions are received from HCRMC. As a result, no income was recognized during the year ended December 31, 2016 (see Note 6 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Impairment of equity method investment.  For the year ended December 31, 2015, we recognized an impairment of $35.9 million related to our equity method investment in HCRMC, reducing the carrying amount of our equity method investment in HCRMC to zero, as a result of our review of HCRMC’s operating results and market industry data (see Note 6 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Results for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,		Change
	2015	2014	$
Revenues:
Rental and related revenues	$574,332	$568,380	$5,952
Tenant recoveries	1,464	1,029	435
Total revenues	575,796	569,409	6,387
Costs and expenses:
Depreciation and amortization	244,624	247,914	(3,290)
Operating	3,729	3,247	482
General and administrative	23,907	20,690	3,217
Impairments	227,383	—	227,383
Total costs and expenses	499,643	271,851	227,792
Other income:
Gain (loss) on sales of real estate	39,140	(1,917)	41,057
Other income, net	70	953	(883)
Total other income, net	39,210	(964)	40,174
Income before income taxes and income from and impairment of equity method investment	115,363	296,594	(181,231)
Income tax expense	(798)	(765)	(33)
Income from equity method investment	34,510	60,469	(25,959)
Impairment of equity method investment	(35,882)	(63,255)	27,373
Net income and comprehensive income	$113,193	$293,043	$(179,850)

Total revenues.  Total revenues increased by $6.4 million to $575.8 million for the year ended December 31, 2015. The increase in revenues was primarily the result of the following: (i) $1.4 million increase related to rent escalations on the non‑HCRMC Properties; (ii) the full year impact from our MOB acquired in July 2014 and (iii) the increased rent due to the DROs under the Master Lease. This increase was offset by $2.7 million from the sale of 22 non‑strategic properties during 2015 (see Note 5 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Depreciation and amortization expense.  Depreciation and amortization expense decreased $3.3 million to $244.6 million for the year ended December 31, 2015. The decrease was primarily the result of the sale of 22 non‑strategic properties, partially offset by a full year of depreciation from our MOB acquired in July 2014, compared to five months of depreciation during the year ended December 31, 2014.

Operating expenses.  Operating expenses increased $0.5 million to $3.7 million for the year ended December 31, 2015. The increase was the result of having a full year of operating expenses from our MOB acquired in July 2014, compared to five months of operating expenses during the year ended December 31, 2014.

General and administrative expenses.  General and administrative expenses increased $3.2 million to $23.9 million for the year ended December 31, 2015 due to the following: (i) $4.0 million increase in legal costs resulting from the HCRMC Lease Amendment in April 2015 and (ii) $1.9 million allocation of severance‑related charge, resulting from the resignation of HCP’s former Executive Vice President and Chief Investment Officer in June 2015. This increase was partially offset by lower compensation costs of $2.0 million and lower rent and other administrative costs of $0.9 million.

Impairments.  During the year ended December 31, 2015, we recognized the following: (i) an impairment charge of $47.1 million related to the 50 non‑strategic properties to be sold (based on the expected net cash flows amounting to the projected sales price as compared to the carrying values) and (ii) an impairment charge of $180.3 million related to straight‑line rent receivables, net of $17.2 million that was recharacterized to equity income as a result of our ownership interest in HCRMC. See Notes 4 and 5 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report for details on the impairment charges. No impairments were recorded during the year ended December 31, 2014.

Gain (loss) on sales of real estate.  During the year ended December 31, 2015, we recognized a gain of $39.1 million from the sale of 22 non‑strategic properties compared to a net loss on sale of $1.9 million recognized during the year ended December 31, 2014 related to the disposition of one HCRMC Property.

Other income, net.  Other income, net decreased $0.9 million to $0.1 million for the year ended December 31, 2015 as a result of interest income from a $67.6 million loan made in August 2014 to an operator which was repaid in November 2014. We did not enter into any loans during the year ended December 31, 2015.

Income from equity method investment.  For the year ended December 31, 2015, income from equity method investment decreased $26.0 million to $34.5 million as a result of the decline in operating performance of HCRMC.

Impairments of equity method investment.  For the years ended December 31, 2015 and 2014, we recognized impairments of $35.9 million and $63.3 million, respectively, related to our equity method investment in HCRMC as a result of our review of HCRMC’s preliminary base financial forecast and other financial information provided by HCRMC (see Note 6 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

HCRMC UNAUDITED FINANCIAL INFORMATION

HCRMC is our principal operator and lessee, representing approximately 94% of our total revenues for the year ended December 31, 2016. HCRMC, along with other post-acute/skilled nursing operators, has been and continues to be adversely impacted by a challenging operating environment in the post-acute/skilled nursing sector, which has put downward pressure on revenues and operating income. Ongoing trends in the post-acute/skilled nursing sector include, but are not limited to the following:

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

•	Increased regulatory scrutiny on government reimbursements.

In addition to the industry trends, HCRMC’s recent performance has been impacted by the following:

•	HCRMC’s exit from 50 non-strategic properties; and

•

In April 2015, the U.S. Department of Justice (“DOJ”) filed a civil complaint against HCRMC for alleged false claims related to Medicare reimbursement. HCRMC continues to defend against the complaint and is incurring associated legal and regulatory defense costs, which were approximately $11 million and $9 million for 2016 and 2015, respectively. The outcome of the DOJ civil complaint remains uncertain and HCRMC expects to continue to incur additional legal and regulatory defense costs (see Note 12 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Due to the above-described factors, HCRMC’s performance continued to deteriorate in 2015 and 2016, despite the amendment reducing annual rent due under the Master Lease effective April 2015, resulting in eroded operating margins and lease and fixed charge coverages, as indicated below (all HCRMC data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC):

•

On a trailing 12-month basis, normalized earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) has declined from $492.8 million for the period ended September 30, 2016 to $487.3 million for the period ended December 31, 2016.

•	On a trailing 12-month basis, normalized fixed charge coverage (“FCC”) has declined from 1.02x for the period ended September 30, 2016 to 1.01x for the period ended December 31, 2016.

•

On a trailing 12-month basis, facility (excluding corporate items and non-QCP properties) cash flow coverage (“CFC”) has increased from 0.80x for the period ended September 30, 2016 to 0.84x for the period ended December 31, 2016, primarily due to the sale of negatively performing non-strategic properties.

For a more detailed description of risks we are subject to due to our dependence on HCRMC, including adverse business and financial conditions and developments, see Item 1A. “Risk Factors—Risks Related to Our Business.”

The following tables summarize HCRMC’s reported consolidated financial information (in millions)(1):

	December 31,
	2016	2015
Real estate and other property, net	$2,534.6	$2,628.5
Cash and cash equivalents	130.6	125.0
Goodwill, intangible and other assets, net	1,602.3	4,622.0
Total assets	$4,267.5	$7,375.5
Debt and financing obligations	$5,726.3	$5,836.4
Accounts payable, accrued liabilities and other	1,170.1	1,006.6
Redeemable preferred stock	2.1	2.1
Total (deficit) equity	(2,631.0)	530.4
Total liabilities and equity	$4,267.5	$7,375.5

	Year Ended December 31,
	2016	2015	2014
Revenues	$3,842.7	$4,079.6	$4,145.5
Operating, general and administrative expense	(3,374.6)	(3,548.5)	(3,572.9)
Depreciation and amortization expense	(129.5)	(137.4)	(142.9)
Interest expense	(458.5)	(457.6)	(406.9)
Other income, net	16.5	10.9	7.2
Loss on disposal of assets	(8.9)	(46.7)	(1.4)
Impairment	(1,947.4)	—	(203.1)
Loss from continuing operations before income tax expense	(2,059.7)	(99.7)	(174.5)
Income tax expense	(1,101.0)	(5.6)	(210.4)
Loss from continuing operations	(3,160.7)	(105.3)	(384.9)
Loss from discontinued operations, net of taxes	—	(5.5)	(9.0)
Net loss	$(3,160.7)	$(110.8)	$(393.9)

(1)	All data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC.

The following table summarizes HCRMC’s reported operating results on a trailing 12-month basis (in millions)(1):

	Trailing 12 Months Ended
	December 31,	September 30,
	2016	2016
HCRMC Results of Operations
Revenues	$3,842.7	$3,882.1
Operating and general and administrative expenses	(3,374.6)	(3,408.2)
Depreciation and amortization expense	(129.5)	(130.4)
Asset impairment(2)	(1,947.4)	(6.0)
(Loss) income before other (expenses) income and income taxes	(1,608.8)	337.5
Interest expense	(458.5)	(462.7)
(Loss) gain on disposal of assets	(8.9)	16.7
Equity in earnings, interest income and other	16.5	17.2
Loss from continuing operations before income taxes	(2,059.7)	(91.3)
Income tax expense	(1,101.0)	(4.5)
Loss from continuing operations	(3,160.7)	(95.8)
Loss from discontinued operations:
Facility EBITDARM	—	(2.6)
Other income, net of taxes	—	1.0
Loss from discontinued operations	—	(1.6)
Net loss	$(3,160.7)	$(97.4)
EBITDAR and FCC Calculation
Revenues	$3,842.7	$3,882.1
Operating and general and administrative expenses	(3,374.6)	(3,408.2)
Equity in earnings, interest income and other	16.5	17.2
Facility EBITDARM from discontinued operations	—	(2.6)
Other adjustments	3.4	3.5
EBITDAR	488.0	492.0
Normalizing adjustments(3)	(0.7)	0.8
Normalized EBITDAR	$487.3	$492.8
Fixed charges:
Cash rent(4)	$462.2	$461.5
Interest expense - term loan and other	21.7	21.8
Total fixed charges	$483.9	$483.3
As Reported FCC(5)	1.01x	1.02x
Normalized FCC(5)	1.01x	1.02x
Facility Level Coverage
Facility EBITDAR(6)	$363.1	$349.6
Facility CFC	0.84x	0.80x

(1)

Results include revenues and expenses related to all businesses managed by HCRMC including (i) Facility EBITDARM (EBITDAR before management fees) for communities owned by the Company, (ii) home health care, hospice and rehabilitation services and (iii) general and administrative, depreciation, interest and income tax expenses. All data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC.

(2)	Primarily relates to the impairment of goodwill and deferred tax assets.
(3)	Primarily relates to non-cash accrual charges for general and professional claims that are excluded for the purposes of calculating normalized FCC.
(4)	Cash rent for purposes of calculating the coverage ratios excludes the $20 million rent reduction for November and December 2016.

(5)

Represents EBITDAR (as reported FCC) or normalized EBITDAR (normalized FCC) divided by total fixed charges. EBITDAR for the trailing 12 months ended December 31 and September 30, 2016 includes losses of $10 million and $9 million, respectively, related to 43 non-strategic assets sold to date.

(6)	Includes an imputed management fee of 4%.

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

These expectations are forward‑looking and subject to a number of uncertainties and assumptions, which are described under Item 1A. “Risk Factors.” If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Cash Flow Summary

The following summary discussion of our cash flows is based on the combined consolidated statements of cash flows and is not meant to be an all‑inclusive discussion of the changes in our cash flows for the periods presented below.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Cash and cash equivalents were $126.2 million and $6.1 million at December 31, 2016 and 2015, respectively, representing an increase of $120.1 million. The following table sets forth changes in our cash flows (in thousands):

	Year Ended
	December 31,
	2016	2015	Change
Net cash provided by operating activities	$524,681	$667,023	$(142,342)
Net cash provided by investing activities	$19,475	$20,767	$(1,292)
Net cash used in financing activities	$(424,029)	$(683,626)	$259,597

Net cash provided by operating activities decreased by $142.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily the result of the following: (i) a  $91.8 million decrease in cash received from the settlement of a portion of the Tranche A DRO in 2016 compared to 2015, (ii) a $40.4 million decrease in cash income from HCRMC and (iii) $10.7 million of interest paid in 2016 post Spin-Off.

Net cash provided by investing activities decreased by $1.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily the result of the following: (i) an $89.6 million decrease in proceeds received from the sale of properties in 2016 compared to 2015 and (ii) a $3.0 million increase in leasing costs and tenant and capital improvements incurred in 2016 compared to 2015. These decreases were partially offset by the following: (i) a $76.8 million decrease in the acquisition of real estate (the proceeds of which were used by HCRMC to settle a portion of the Tranche A DRO described above) in 2016 compared to 2015 and (ii) a decrease in restricted cash of $14.5 million during 2016.

Net cash used in financing activities decreased $259.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily due to the following: (i) a $240.7 million decrease in net distributions to parent due to changes in our operating and investing activities described above and (ii) a $25.0 million borrowing under our bank line of credit.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash and cash equivalents were $6.1 million and $1.9 million at December 31, 2015 and 2014, respectively, reflecting an increase of $4.2 million. The following table sets forth changes in cash flows (in thousands):

	Year Ended
	December 31,
	2015	2014	Change
Net cash provided by operating activities	$667,023	$524,678	$142,345
Net cash provided by (used in) investing activities	$20,767	$(20,004)	$40,771
Net cash used in financing activities	$(683,626)	$(505,385)	$(178,241)

Net cash flows provided by operating activities increased by $142.3 million to $667.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily the result of cash from the settlement of a portion of the Tranche A DRO in 2015.

Net cash flows relating to our investing activities resulted in proceeds of $20.8 million for the year ended December 31, 2015 compared to uses of $20.0 million for the year ended December 31, 2014. In 2015, we received $204.2 million of proceeds from the sale of 22 non‑strategic properties, compared to $13.1 million of proceeds from the sale of one HCRMC Property in 2014. From our 2015 proceeds, we used $183.4 million for the purchase of seven HCRMC Properties, the proceeds of which were then used by HCRMC to settle a portion of the Tranche A DRO described above. From our 2014 proceeds, we used $32.0 million for the purchase of our MOB, $67.6 million for a loan to a non-HCRMC operator in August 2014 that was repaid in November 2014 and $1.1 million for leasing costs and tenant and capital improvements.

Net cash flows used in financing activities were $683.6 million and $505.4 million for the years ended December 31, 2015 and 2014, respectively, and represent net distributions to HCP, which increased primarily due to changes in our operating and investing activities described above.

Deferred Rent Obligation

In addition to the fixed annual rent under the Master Lease, in 2015 we received a DRO from HCR III equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million. HCR III made rental payments on Tranche A equal to 6.9% of the outstanding amount (representing $19 million) for the initial lease year until the entire Tranche A DRO was paid in full in March 2016 in connection with the nine aggregate property purchases. We recognized the 6.9% Tranche A rental payments in rental and related revenues when earned and included the Tranche A DRO in our calculation of straight‑line rent. As properties were acquired from HCRMC, the straight‑line rent calculation was adjusted to reflect the corresponding partial settlement of the Tranche A DRO. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and annually for the remainder of its term. The Tranche B DRO is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. The HCRMC Lease Amendment also imposes certain restrictions on HCR III and HCRMC until the Tranche B DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC. The outstanding principal balance of the Tranche B DRO was $257.5 million as of December 31, 2016. The Tranche B DRO is being accounted for as a minimum lease rental payment and was initially included in our straight‑line rent calculation. The annual escalations of the principal balance are considered variable lease rental payments, as the Tranche B DRO is prepayable at the option of HCRMC, and as such, are not included in our straight‑line rent calculation. As a result of placing the Master Lease on nonaccrual status, we further evaluated the carrying amount of our straight-line rent receivables and determined that it was impaired at December 31, 2015 (see Note 4 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Debt

Overview

In connection with the Spin-Off and related transactions, we transferred approximately $1.7 billion in cash to HCP (together with our common stock) in exchange for the transfer to us of the equity of the entities that hold the QCP Business, approximately $60 million of which was used to pay fees, costs and expenses incurred in connection with the Spin-Off transaction. The cash requirements of the Spin‑Off were financed through our borrowings pursuant to the senior secured term loan and the sale of the senior secured notes. We expect that other sources of cash required to pay our operating expenses will consist of cash flows provided by our operations, up to $100 million of available borrowings under the senior secured revolving credit facility, $25 million of which was drawn at closing of the Spin-Off, and available borrowings under the $100 million unsecured revolving credit facility, with approximately $36 million available as of February 28, 2017.

After the consummation of the Spin‑Off and related transactions, we are highly levered. As of December 31, 2016, we had outstanding approximately $1.8 billion face value of aggregate indebtedness. Our total debt is comprised of the senior secured notes, the senior secured term loan and any outstanding borrowings under the senior secured revolving credit facility and the unsecured revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

As of December 31, 2016, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the debt agreements.

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

The senior secured credit facilities are secured on a first lien priority basis by substantially all of the assets of ours, our borrower subsidiaries, and other wholly owned domestic subsidiaries other than immaterial subsidiaries, unrestricted subsidiaries to be designated by us and certain other customarily excluded subsidiaries (such wholly owned subsidiaries, the "Subsidiary Guarantors") and by a pledge of capital stock (other than the capital stock of QCP), including capital stock of the Subsidiary Guarantors and 65% of the capital stock of the first-tier foreign subsidiaries that are not Subsidiary Guarantors, in each case subject to certain exceptions. The senior secured credit facilities are unconditionally guaranteed, jointly and severally, by us, the parent of the borrower subsidiaries and the Subsidiary Guarantors.

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

The senior secured credit facilities require scheduled quarterly payments on the senior secured term loan in annual amounts equal to 1.0% of the original principal amount of the senior secured term loan, with the balance paid at maturity. In addition, the senior secured credit facilities require us to prepay outstanding senior secured term loan borrowings, subject to certain exceptions, with: (i) 100% of the net cash proceeds of all non-ordinary course asset sales, (excluding the sale of the seven non-strategic properties in the process of being divested), other dispositions of property (including insurance and condemnation proceeds), in each case subject to certain exceptions and provided that we may (a) reinvest within 12 months or (b) commit to reinvest those proceeds within 12 months and so reinvest such proceeds within 18 months; and (ii) 100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the senior secured credit facilities.

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

The senior secured credit facilities require that we comply on a quarterly basis with a debt service coverage ratio of at least 1.75 to 1.00. For purposes of calculating the debt service coverage ratio, at any time prior to an amendment of the Master Lease resulting in the reduction of the aggregate cash monthly rent payable thereunder by more than 20% (a "material amendment"), subject to certain exceptions, EBITDA shall be calculated by reference to the HCR tenant EBITDAR with respect to each property leased to HCRMC, and shall include operating income from the non-HCRMC properties. At any time following a material amendment, EBITDA shall be the consolidated EBITDA of QCP and its restricted subsidiaries.

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

Unsecured Revolving Credit Facility

In connection with the Spin‑Off and related transactions, we entered into the unsecured revolving credit facility, which provides for an initial aggregate principal amount of up to $100 million, maturing on October 31, 2018. However, under the terms of the facility, the availability has been reduced to approximately $36 million as of February 28, 2017. We may only draw on the unsecured revolving credit facility prior to October 31, 2017, the one‑year anniversary of the closing of the Spin‑Off and related transactions. HCP is the sole lender under the unsecured revolving credit facility. QCP is the borrower under the unsecured revolving credit facility. The unsecured revolving credit facility is guaranteed, jointly and severally, by the borrower subsidiaries under the senior secured credit facilities, the parent of the borrower subsidiaries and the Subsidiary Guarantors.

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

The indenture includes covenants customary for high yield senior notes of this type, including covenants relating to our ability to sell assets, pay dividends and make other distributions, redeem or repurchase our capital stock, incur additional debt and issue capital stock, create liens, consolidate, merge or sell substantially all of our assets, enter into certain transactions with our affiliates, make loans, investments or advances, or repay subordinated indebtedness. The indenture also requires that we maintain a minimum debt service coverage ratio of 1.50 to 1.00, which is tested on a quarterly basis.

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

Equity

Prior to the Spin-Off, the financial statements were carved out from HCP’s books and records; thus, there was no separate capital structure and the net assets were reflected as net parent investment in the combined consolidated financial statements. Upon becoming a separate company on October 31, 2016, our ownership is now classified under the typical stockholders’ equity classifications of common stock, capital in excess of par value and accumulated deficit in the combined consolidated financial statements.

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

On August 3, 2016, the Company entered into an employment agreement with Mark Ordan, which was subsequently amended effective October 3, 2016, pursuant to which he serves as the Company’s Chief Executive Officer following the completion of the Spin‑Off on October 31, 2016 (the “Ordan Employment Agreement”). The Ordan Employment Agreement provides that, beginning in 2017, Mr. Ordan will be eligible to receive annual equity award grants that have a target value equal to 250% of his annual base salary and are subject to time‑based and performance‑based vesting criteria determined by the Company’s compensation committee. On December 2, 2016, the Company entered into a letter agreement with Mr. Ordan (the “Ordan Letter”), memorializing actions under, and changes to, the Ordan Employment Agreement. Effective November 29, 2016, Mr. Ordan received a one‑time equity award grant of restricted stock units relating to 203,804 shares of the Company’s common stock with a grant date fair value of $3 million that will vest in full on the third anniversary of the grant date (the “Ordan Initial RSUs”). On December 15, 2016, Mr. Ordan received a one-time equity award grant of options to purchase 1,600,000 shares of the Company’s common stock, of which 800,000 vested in full on the grant date and 800,000 will vest subject to the achievement of certain performance criteria, with vested options not exercisable until the third anniversary of the grant date (the “Ordan Initial Options”). On December 15, 2016, in light of limits placed on the Ordan Initial RSUs, Mr. Ordan received a one-time equity award grant of additional options to purchase 594,694 shares of the Company’s common stock with a grant date fair value of $1.75 million that will vest in full on, and are not exercisable until, the third anniversary of the grant date (the “Ordan Adjustment Options”). The Ordan Initial RSUs, the Ordan Initial Options and the Ordan Adjustment Options were issued in connection with the Spin-Off in accordance with the Ordan Employment Agreement and the Ordan Letter and contain clauses related to certain clawback, change in control and other events, which could impact the vesting of the awards.

On  December 2, 2016, the Company entered into employment agreements with D. Gregory Neeb, the Company’s President and Chief Investment Officer, and C. Marc Richards, the Company’s Chief Financial Officer, pursuant to which they serve in their respective capacities (the “Executive Employment Agreements”). The Executive Employment Agreements provide that, beginning in 2017, Messrs. Neeb and Richards will be eligible to receive annual equity award grants that have target values equal to 200% and 150% of their annual base salaries, respectively, and are subject to time‑based and performance‑based vesting criteria determined by the Company’s compensation committee. Effective November 29, 2016, Messrs. Neeb and Richards received one‑time equity award grants of restricted stock units relating to 135,869 and 67,934 shares of the Company’s common stock, respectively, with grant date fair values of $2 million and $1 million, respectively, that will vest in full on the third anniversary of the grant date (the “Executive Initial RSUs”). On December 15, 2016, Messrs. Neeb and Richards received one-time equity award grants of options to purchase 1,120,000 and 640,000 shares of the Company’s common stock, respectively, of which 560,000 and 320,000, respectively, vested in full on the grant date and 560,000 and 320,000, respectively, will vest subject to the achievement of certain performance criteria, with vested options not exercisable until the third anniversary of the grant date (the “Executive Initial Options”). On December 15, 2016, in light of limits placed on the Executive Initial RSUs, Messrs. Neeb and Richards received one-time equity award grants of additional options to purchase 416,286 and 305,842 shares of the Company’s common stock, respectively, with grant date fair values of $1.225 million and $0.9 million, respectively, that will vest in full on, and are not exercisable until, the third anniversary of the grant date (the “Executive Adjustment Options”). The Executive Initial RSUs, the Executive Initial Options and the Executive Adjustment Options were issued in connection with the Spin-Off in accordance with the Executive Employment Agreements and contain clauses related to certain clawback, change in control and other events, which could impact the vesting of the awards.

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

Under the terms of the Master Lease, we are required through April 1, 2019 to, upon HCR III’s request, provide HCR III an amount to fund Capital Additions Costs (as defined in the Master Lease) approved by us, in our reasonable discretion, with such amount not to exceed $100 million in the aggregate (“Capital Addition Financing”), but we are not obligated to advance more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through December 31, 2016, we have provided approximately $2.8 million in Capital Addition Financing.

DIVIDENDS

QCP will elect to qualify as a REIT under the applicable provisions of the Code, commencing with its taxable year ended December 31, 2016. We intend to make distributions whereby we expect to distribute at least 90% of our REIT taxable income to our stockholders out of assets legally available therefor. To help create additional liquidity and flexibility to execute our strategy, and in light of our high tenant concentration in one operator, HCRMC, and the ongoing headwinds facing HCRMC and the broader post‑acute/skilled nursing industry, we instituted a conservative distribution policy. Our board of directors will regularly evaluate, determine and, if it deems appropriate, adjust our distribution levels.

If we determine to continue to qualify as a REIT, we must distribute to our stockholders an amount at least equal to: (i) 90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with GAAP); plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less (iii) any excess non‑cash income (as determined under the Code).

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

Due to the lack of REIT taxable income following the Spin-Off and the ongoing financial difficulties experienced by our primary tenant, HCRMC, we did not declare a dividend for the fourth quarter of 2016 or the first quarter of 2017.

CONTRACTUAL OBLIGATIONS

The following table summarizes our material contractual obligations and commitments at December 31, 2016, by year through initial maturities (in thousands):

	2017	2018-2019	2020-2021	After 2021	Total
Senior secured term loan	$10,000	$20,000	$20,000	$950,000	$1,000,000
Senior secured revolving credit facility	—	—	25,000	—	25,000
Senior secured notes	—	—	—	750,000	750,000
Interest(1)	126,652	250,822	247,549	171,979	797,002
Total contractual obligations and commitments(2)	$136,652	$270,822	$292,549	$1,871,979	$2,572,002

(1)	Interest on variable-rate debt is calculated using rates in effect at December 31, 2016.

(2)	This table excludes the Capital Addition Financing pursuant to the Master Lease as the timing and amount of payments are uncertain.

OFF‑BALANCE SHEET ARRANGEMENTS

We own an equity interest in HCRMC, which is deemed an unconsolidated variable interest entity (“VIE”) as described in Note 6 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report. Except in limited circumstances, our risk of loss with respect to this VIE is limited to our investment in the VIE and any outstanding loans receivable from the VIE.

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

Funds From Operations (“FFO”) and FFO as Adjusted

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

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) (computed in accordance with GAAP):

•	excluding gains or losses from sales of depreciable property, which exclusion includes any current and deferred taxes directly associated with sales of depreciable property;

•	excluding impairments of, or related to, depreciable real estate;

•	excluding real estate and other depreciation and amortization;

•

plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest. Adjustments for our equity method investment in HCRMC are calculated to reflect FFO on the same basis.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to our calculations of FFO, FFO as adjusted and FAD (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Net income	$81,145	$113,193	$293,043
Depreciation and amortization	165,555	244,624	247,914
(Gain) loss on sales of real estate	(10,583)	(39,140)	1,917
Taxes associated with real estate disposition(1)	16,544	—	—
Impairments of real estate	167,057	47,135	—
FFO	$419,718	$365,812	$542,874
Transaction costs	1,228	4,000	—
Other impairments(2)	—	216,130	63,255
Severance‑related charges	3,494	1,947	—
FFO as adjusted	$424,440	$587,889	$606,129
Straight‑line rents(3)	358	(119,024)	(79,314)
Amortization of right of use assets and market lease intangibles	200	214	196
Amortization of deferred financing costs	1,680	—	—
Equity method investment FAD adjustments	—	4,006	4,762
FAD	$426,678	$473,085	$531,773

(1)

For the year ended December 31, 2016, we recognized a tax liability and related income tax expense of $16.5 million, representing state built‑in gain tax resulting from the tax liquidation of a QCP subsidiary during 2016.

(2)	For the year ended December 31, 2015, we recognized an impairment charge of $180.3 million on our straight‑line rent receivables and $35.9 million of impairments on our equity method investment.

(3)

Straight-line rents decreased by $119.4 million to a $0.4 million reduction to revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in straight-line rents was primarily related to a $114.6 million decrease from the change in income recognition to a cash basis method of accounting for the Master Lease in January 2016 (see Note 4 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to NOI and Adjusted NOI (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Net income	$81,145	$113,193	$293,043
Depreciation and amortization	165,555	244,624	247,914
General and administrative	22,058	23,907	20,690
Interest expense	25,019	—	—
Impairments	167,057	227,383	—
(Gain) loss on sales of real estate	(10,583)	(39,140)	1,917
Other income, net	(282)	(70)	(953)
Income tax expense	17,482	798	765
Income from equity method investment	—	(34,510)	(60,469)
Impairment of equity method investment	—	35,882	63,255
NOI	$467,451	$572,067	$566,162
Non‑cash adjustments to NOI
Straight‑line rents	358	(119,024)	(79,314)
Amortization of right of use assets and market lease intangibles	200	214	196
Rental revenue reclassification(1)	—	54,782	56,487
Adjusted NOI	$468,009	$508,039	$543,531

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Net income	$81,145	$113,193	$293,043
Interest expense	25,019	—	—
Income tax expense	17,482	798	765
Depreciation and amortization	165,555	244,624	247,914
EBITDA	$289,201	$358,615	$541,722
(Gain) loss on sales of real estate	(10,583)	(39,140)	1,917
Impairments	167,057	227,383	—
Impairment of equity method investment	—	35,882	63,255
Severance‑related charges	3,494	1,947	—
Transaction costs	1,228	4,000	—
Adjusted EBITDA	$450,397	$588,687	$606,894

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our combined consolidated financial statements. From time to time, we re‑evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Notes 2 and 3 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Revenue Recognition and Allowance for Doubtful Accounts

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the estimated fair value (over retained tax credits) of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. If one of the five criteria is met and the minimum lease payments are determined to be reasonably predictable and collectible, the lease arrangement is accounted for as a direct finance lease. If the assumptions utilized in the above classifications assessments were different, our lease classification for accounting purposes may have been different; thus the timing and amount of our revenues recognized would have been impacted, which may be material to our consolidated financial statements.

For operating leases with minimum scheduled rent increases, we recognize income on a straight‑line basis over the lease term when collectability is reasonably assured. Variable lease payments are recognized as income in the period when the changes in facts and circumstances on which the variable lease payments are based occur. Recognizing rental and related revenues on a straight‑line basis results in a difference in the timing of revenue amounts from what is contractually due from tenants. If we determine that collectability of straight‑line rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established. Generally, the Company returns a lease to accrual status when all delinquent payments become current under the terms of the lease agreement and collectability of the remaining contractual lease payments is reasonably assured.

We maintain an allowance for doubtful accounts, including an allowance for straight‑line rent receivables, for estimated losses resulting from tenants’ inability to make contractual rent and tenant recovery payments or lease defaults. For straight‑line rent receivables, our assessment is based on amounts estimated to be recoverable over the lease term. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

Impairments of Long‑lived Assets

We assess the carrying value of our real estate assets and related intangibles held for use when events or changes in circumstances indicate that the carrying amount of the real estate assets may not be recoverable. Recoverability of real estate and related assets held for use is tested by comparing the carrying amount of the real estate assets to the respective estimated sum of future undiscounted cash flows. The estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we consider market conditions, as well as our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate asset is not recoverable, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset.

Real estate and related assets are classified as held for sale when: (i) management commits to a plan to sell the property; (ii) it is unlikely that the disposal plan will be significantly modified or discontinued; (iii) the property is available for immediate sale in its present condition; (iv) actions required to complete the sale of the property have been initiated; (v) sale of the property is probable and we expect the completed sale will occur within one year; and (vi) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell and are no longer depreciated upon their classification as held for sale.

The determination of future cash flows related to our assets requires significant judgment. This judgment is based on our analysis and estimates of future operating results and resulting cash flows of each real estate asset. Our ability to accurately predict future operating results, resulting cash flows and estimated fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Equity Method Investment

The initial carrying value of the equity method investment is based on the amount paid to purchase the equity interest. We evaluate our equity method investment for impairment indicators based upon a comparison of the fair value of the equity method investment to our carrying value. If we determine there is a decline in the fair value of our equity method investment below its carrying value and it is other‑than‑temporary, an impairment charge is recorded. The determination of the fair value of the equity method investment and as to whether a deficiency in fair value is “other‑than‑temporary” involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, severity and duration of a fair value deficiency and other relevant factors. Capitalization rates, discount rates and credit spreads utilized in our valuation models are based upon rates that we believe to be within a reasonable range of current market rates for the investment. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Fair Value Measurements

To perform impairment assessments of our real estate assets and equity method investment, we utilize fair value techniques. The determination of the fair value of real estate assets and our equity method investment involves significant judgment. The impairment charge recognized on our real estate was based on expected cash flows amounting to the projected sales prices. Projected sales prices in active markets are considered a Level 2 input in the fair value measurement.

The fair value of our equity method investment is based on an income approach utilizing a discounted cash flow model that includes all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. Capitalization rates, discount rates and credit spreads utilized in these valuation models are based upon assumptions that we believe to be within a reasonable range of current market rates for the respective investments.

Income Taxes

We apply the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes, and compute the provision for income taxes on a separate return basis. The separate return method applies the accounting guidance for income taxes to the stand‑alone combined consolidated financial statements as if we were a separate taxpayer and a stand‑alone enterprise for the periods presented. The calculation of income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. We believe that the assumptions and estimates used to compute these tax amounts are reasonable. However, our combined consolidated financial statements may not necessarily reflect our income tax expense or tax payments in the future, or what our tax amounts would have been if we had been a stand‑alone enterprise during the periods presented. Historically, our operations have been included in HCP’s U.S. federal and state income tax returns, and all income taxes have been paid by HCP.

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, measured at the enacted tax rates expected to be in effect when such temporary differences are expected to reverse. We generally expect to fully utilize our deferred tax assets; however, when necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.

We will elect and intend to qualify as a REIT under the applicable provisions of the Code commencing with our initial taxable year ended December 31, 2016. If we determine to continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re‑electing to be subject to tax as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Emerging Growth Company

We are currently an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we remain an emerging growth company, we may take advantage of certain limited exemptions from various requirements that are otherwise applicable to public companies.  These provisions include, but are not limited to:

•	Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•

Providing no selected financial data in our registration statements or periodic reports for any period prior to the earliest audited period presented in our Form 10 filed in connection with the Spin-Off;

•	Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	Exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934 for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to take advantage of this extended transition period, and such election is irrevocable pursuant to Section 107(b) of the JOBS Act.

We will remain an emerging growth company until the earliest of (1) the last day of the first fiscal year in which our total annual gross revenues first exceed $1 billion, (2) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period and (4) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act of 1933, as amended. We currently expect, based on the number of our shares of common stock held by non-affiliates and the current market value of our common stock, each of which is subject to change, that we will not qualify as an emerging growth company at December 31, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 2 and 3 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report for the impact of new accounting standards.

INVESTMENT AND FINANCING POLICIES

Our investment objectives are to maximize cash flow and the value of our properties. We expect that future investments in our properties, including any improvements or renovations of our healthcare properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under the senior secured credit facilities and borrowings under the unsecured revolving credit facility, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Substantially all of the Properties are leased on a triple‑net basis to, and operated by, HCRMC through its wholly‑owned subsidiary, HCR III, as the lessee under the Master Lease. Our investment and financing policies and objectives are subject to change periodically at the discretion of our board of directors without a vote of stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Concentration of Risk

Substantially all of our properties are leased to HCR III, consisting of 239 post‑acute/skilled nursing properties and 60 memory care/assisted living properties as of December 31, 2016, pursuant to the Master Lease. The Master Lease is structured as a triple‑net lease, in which HCR III, either directly or through its affiliates and sublessees, operates and manages the properties thereunder and is responsible for all operating costs associated with the HCRMC Properties, including the payment of taxes, insurance and all repairs, and providing indemnities to us against liabilities associated with the operation of the HCRMC Properties. In addition, all obligations under the Master Lease are guaranteed by HCRMC, the parent of HCR III. As our revenues predominantly consist of rental payments under the Master Lease, we are dependent on HCRMC for substantially all of our revenues. Consequently, any material decline in HCRMC’s business is likely to have a material adverse effect on our business as well.

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

For additional information regarding concentration and how we monitor our credit risk with HCRMC, see Note 15 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate debt, including indebtedness that we incurred in connection with the Spin‑Off. In connection with the Spin‑Off, we entered into the senior secured credit facilities which are comprised of the $100 million senior secured revolving credit facility and the $1.0 billion senior secured term loan. See “—Liquidity and Capital Resources” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our indebtedness.

An increase in interest rates could make future financing by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. A 0.125% change to the interest rate of the variable-rate indebtedness, including the senior secured term loan and the senior secured revolving credit facility, but excluding the undrawn unsecured revolving credit facility, would change annual interest expense by approximately $1.3 million, based on the outstanding debt at December 31, 2016.

We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See Item 1A. “Risk Factors—Risks Related to Our Status as a REIT—Complying with the REIT requirements may limit our ability to hedge effectively.”

Item 8.  Financial Statements and Supplementary Data

The financial statements of the Company included in this Annual Report are listed in Part IV, Item 15 of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

No Management Report or Attestation Report Regarding Internal Control.  This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-37.

2.	Financial Statement Schedules

The following financial statement schedules are included herein at pages F-38 through F-46:

Schedule II – Valuation and Qualifying Accounts

Schedule III – Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
2.1†

Purchase Agreement, dated as of December 13, 2010, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare, Inc., HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP, Inc.’s Current Report on Form 8-K (File No. 001-08895), filed December 14, 2010)

2.1.1+

Amendment to Purchase Agreement, dated as of April 7, 2011, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare MergeCo, Inc., HCR ManorCare, LLC, HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP, Inc.’s Current Report on Form 8-K (File No. 001-08895), filed April 13, 2011)

2.2

Separation and Distribution Agreement, dated as of October 31, 2016, by and between HCP, Inc. and Quality Care Properties, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed October 31, 2016)

3.1

Articles of Amendment and Restatement of Quality Care Properties, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 (File No. 001-37805), filed October 31, 2016)

3.2

Articles Supplementary for Class A Preferred Stock of Quality Care Properties, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-8 (File No. 001-37805), filed October 31, 2016)

3.3	Amended and Restated Bylaws of Quality Care Properties, Inc. (incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-8 (File No. 001-37805), filed October 31, 2016)

4.1

Indenture, dated as of October 17, 2016, among QCP SNF West REIT, LLC, QCP SNF Central REIT, LLC, QCP SNF East REIT, LLC and QCP AL REIT, LLC, as issuers, and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed October 18, 2016)

4.2‡

Quality Care Properties, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 001-37805), filed on October 31, 2016)

10.1+

Master Lease and Security Agreement, dated as of April 7, 2011, by and between the parties set forth on Exhibit A-1, Exhibit A-2, Exhibit A-3 and Exhibit A-4 attached thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP, Inc.’s Current Report on Form 8-K (File No. 001-08895), filed July 12, 2011)

10.1.1

First Amendment to Master Lease and Security Agreement, dated as of April 7, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.1 to HCP, Inc.’s Annual Report on Form 10-K (File No. 001-08895), filed February 14, 2012)

10.1.2

Second Amendment to Master Lease and Security Agreement, dated as of May 16, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.2 to HCP, Inc.’s Annual Report on Form 10-K (File No. 001-08895), filed February 14, 2012)

10.1.3

Third Amendment to Master Lease and Security Agreement, dated as of January 10, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.3 to HCP, Inc.’s Annual Report on Form 10-K (File No. 001-08895), filed February 14, 2012)

10.1.4

Fourth Amendment to Master Lease and Security Agreement, dated as of April 18, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 1, 2012)

10.1.5

Fifth Amendment to Master Lease and Security Agreement, dated as of May 4, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed July 31, 2012)

10.1.6

Sixth Amendment to Master Lease and Security Agreement, dated as of May 30, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.2 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed July 31, 2012)

10.1.7

Seventh Amendment to Master Lease and Security Agreement, dated as of February 11, 2013, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.4 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 3, 2013)

10.1.8

Eighth Amendment to Master Lease and Security Agreement, dated as of July 31, 2014, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed November 4, 2014)

10.1.9

Ninth Amendment to Master Lease and Security Agreement, dated as of September 30, 2014, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.2 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed November 4, 2014)

10.1.10+

Tenth Amendment to Master Lease and Security Agreement, dated as of March 29, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.2 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 5, 2015)

10.1.11

Eleventh Amendment to Master Lease and Security Agreement, dated as of August 1, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.4 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed August 4, 2015)

10.1.12

Addendum #1 to Master Lease and Security Agreement, dated as of October 23, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.3 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed November 3, 2015)

10.1.13

Addendum #2 to Master Lease and Security Agreement, dated as of November 2, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.4 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed November 3, 2015)

10.1.14

Addendum #3 to Master Lease and Security Agreement, dated as of December 16, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.23.14 to HCP, Inc.’s Annual Report on Form 10-K (File No. 001-08895), filed February 9, 2016)

10.1.15+

Twelfth Amendment to Master Lease and Security Agreement, dated as of February 24, 2016, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.2 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 9, 2016)

10.1.16

Addendum #4 to Master Lease and Security Agreement, dated as of February 16, 2016, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.3 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 9, 2016)

10.1.17

Addendum #5 to Master Lease and Security Agreement, dated as of March 14, 2016, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.4 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 9, 2016)

10.1.18

Guaranty of Obligations, dated as of February 11, 2013, by HCR ManorCare, Inc., as guarantor, and the lessor entities named therein (incorporated herein by reference to Exhibit 10.1.18 to Registrant’s Registration Statement on Form 10, as amended (File No. 001-37805), filed June 17, 2016)

10.2

Transition Services Agreement, dated as of October 31, 2016, by and between HCP, Inc. and Quality Care Properties, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on October 31, 2016)

10.3

Tax Matters Agreement, dated as of October 31, 2016, by and between HCP, Inc. and Quality Care Properties, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on October 31, 2016)

10.4

First Lien Credit and Guaranty Agreement, dated as of October 31, 2016, among Quality Care Properties, Inc., certain subsidiaries thereof, the lenders from time to time party thereto, and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (File No. 001-37805), filed on October 31, 2016)

10.5

Revolving Credit and Guaranty Agreement, dated as of October 31, 2016, among Quality Care Properties, Inc., certain subsidiaries thereof, and HCP, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K (File No. 001-37805), filed on October 31, 2016)

10.6‡

Employment Agreement, dated as of August 3, 2016, between Quality Care Properties, Inc. and Mark Ordan (incorporated herein by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form 10, as amended (File No. 001-37805), filed June 17, 2016)

10.6.1‡

First Amendment, dated as of October 3, 2016, to the Employment Agreement, dated as of August 3, 2016, between Quality Care Properties, Inc. and Mark Ordan (incorporated herein by reference to Exhibit 10.5.1 to Registrant’s Registration Statement on Form 10, as amended (File No. 001-37805), filed June 17, 2016)

10.7‡

Letter Agreement, dated December 2, 2016, between Quality Care Properties, Inc. and Mark Ordan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on December 6, 2016)

10.8‡

Employment Agreement, dated December 2, 2016, between Quality Care Properties, Inc. and Greg Neeb (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on December 6, 2016)

10.9‡

Employment Agreement, dated December 2, 2016, between Quality Care Properties, Inc. and C. Marc Richards (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on December 6, 2016)

10.10‡

Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to Registrant’s Registration Statement on Form 10, as amended (File No. 001-37805), filed June 17, 2016)

21.1

List of Subsidiaries of Quality Care Properties, Inc. (incorporated herein by reference to Exhibit 21.1 to Registrant’s Registration Statement on Form 10, as amended (File No. 001-37805), filed June 17, 2016)

23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

23.2***	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1***	HCR ManorCare, Inc. Financial Statements as of December 31, 2016 and 2015 and for the three years in the periods ended December 31, 2016

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

***Omitted subject to Rule 12b-25 under the Exchange Act.

+Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

‡Management contract or compensatory plan or arrangement.

†Certain schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplemental copies of any of the omitted schedules or attachments upon request by the SEC. A list of the schedules to the Purchase Agreement follows:

Schedule 1.1	Individuals deemed to have Knowledge of the Company
Schedule 1.2	Individuals deemed to have Knowledge of the Parent
Schedule 1.3	REIT Indebtedness
Schedule 4.2.1	Capital Structure; Subsidiaries
Schedule 4.2.2	Warrants and rights to acquire PropCo
Schedule 4.2.3	REIT Subsidiaries
Schedule 4.2.4	Equity Interests of REIT Subsidiaries
Schedule 4.2.5	Warrants and rights to acquire Equity Interests in REIT Subsidiaries
Schedule 4.2.7	Encumbrances on Company Common Stock
Schedule 4.3.2	Encumbrances created on REIT Assets due to Agreements
Schedule 4.3.3	Governmental Authorities; Consents
Schedule 4.4.1	Audited Financial Statements
Schedule 4.4.3	Material Liabilities of the Company or its Subsidiaries
Schedule 4.5	Material Changes or Events
Schedule 4.6	Litigation (Company)
Schedule 4.7.1	REIT Facilities
Schedule 4.7.3	REIT Facilities
Schedule 4.7.4	Third Party Agreements
Schedule 4.7.5	Material renovation or construction projects
Schedule 4.7.6	Ground Leases
Schedule 4.7.8	REIT Real Property and FF&E Tangible Personal Property
Schedule 4.8	Environmental Matters
Schedule 4.9	Affiliate Transactions; Intercompany Liabilities (Company)
Schedule 4.10.1	Employee Plans
Schedule 4.11.2	Employee Matters
Schedule 4.12.1	Intellectual Property
Schedule 4.13.1	Tax proceedings
Schedule 4.13.2	Tax treatment
Schedule 4.13.4	Material adjustments
Schedule 4.13.5	Third Party Taxes
Schedule 4.15	Compliance with Laws; Permits
Schedule 4.16.1	Contracts
Schedule 4.17	Guarantees; Letters of Credit
Schedule 4.18	Insurance

Schedule 5.3.2	Authority; Noncontravention; Consents (Parent)
Schedule 5.4.1	SEC Filings; Financial Statements (Parent)
Schedule 5.5	Absence of Certain Changes or Events (Parent)
Schedule 5.6	Litigation (Parent)
Schedule 5.7	Affiliate Transactions; Intercompany Liabilities (Parent)
Schedule 5.8.1	Taxes (Parent)
Schedule 6.1	Conduct Pending Closing
Schedule 9.2.1	Indemnification and Reversion Provision

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2017		QUALITY CARE PROPERTIES, INC.

	By:	/s/ C. MARC RICHARDS
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. ORDAN	Chief Executive Officer, Director	March 31, 2017
Mark S. Ordan	(Principal Executive Officer)

/s/ C. MARC RICHARDS	Chief Financial Officer	March 31, 2017
C. Marc Richards	(Principal Financial Officer and Principal Accounting Officer)

/s/ GLENN G. COHEN	Director	March 31, 2017
Glenn G. Cohen

/s/ JERRY L. DOCTROW	Director	March 31, 2017
Jerry L. Doctrow

/s/ PAUL J. KLASSEN	Director	March 31, 2017
Paul J. Klassen

/s/ PHILIP R. SCHIMMEL	Director	March 31, 2017
Philip R. Schimmel

/s/ M. KATHLEEN SMALLEY	Director	March 31, 2017
M. Kathleen Smalley

/s/ DONALD C. WOOD	Director	March 31, 2017
Donald C. Wood

QUALITY CARE PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Quality Care Properties, Inc.

Bethesda, Maryland

We have audited the accompanying combined consolidated balance sheets of Quality Care Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related combined consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index to Financial Statements on page F‑1. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined consolidated financial statements present fairly, in all material respects, the financial position of Quality Care Properties, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the combined consolidated financial statements, the combined consolidated financial statements of Quality Care Properties, Inc. include allocations of certain operating expenses from HCP, Inc. and subsidiaries for periods prior to the Company’s separation from HCP, Inc. on October 31, 2016. These costs may not be reflective of the actual costs which would have been incurred had Quality Care Properties, Inc. operated as an independent, stand‑alone entity separate from HCP, Inc. for all periods presented.

As discussed in Note 3 to the combined consolidated financial statements, the combined consolidated financial statements of Quality Care Properties, Inc. have been retrospectively adjusted as a result of the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic No. 842, Leases on April 1, 2016.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 31, 2017

Quality Care Properties, Inc.

COMBINED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2016	2015
ASSETS
Real estate:
Building and improvements	$4,891,996	$4,991,761
Land	637,601	646,322
Accumulated depreciation	(1,111,768)	(1,019,821)
Net real estate	4,417,829	4,618,262
Real estate and related assets held for sale, net	16,019	117,949
Cash and cash equivalents	126,185	6,058
Restricted cash	17	14,526
Intangible assets, net	199,745	224,408
Straight-line rent receivables, net	3,296	95,259
Other assets, net	26,284	17,172
Total assets	$4,789,375	$5,093,634
LIABILITIES AND EQUITY
Bank line of credit	$25,000	$—
Term loan	957,465	—
Senior secured notes	730,604	—
Tenant security deposits and deferred revenue	5,587	4,424
Accrued interest	12,526	—
Accounts payable and accrued liabilities	4,426	1,716
Income taxes payable	16,544	—
Total liabilities	1,752,152	6,140
Redeemable preferred stock	1,930	—
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 93,597,519 issued and outstanding as of December 31, 2016	936	—
Additional paid-in capital	3,163,954	—
Net parent investment	—	5,087,494
Accumulated deficit	(130,094)	—
Total stockholders' equity	3,034,796	5,087,494
Noncontrolling interests	497	—
Total equity	3,035,293	5,087,494
Total liabilities and equity	$4,789,375	$5,093,634

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental and related revenues	$469,698	$574,332	$568,380
Tenant recoveries	1,473	1,464	1,029
Total revenues	471,171	575,796	569,409
Costs and expenses:
Depreciation and amortization	165,555	244,624	247,914
Operating	3,720	3,729	3,247
General and administrative	22,058	23,907	20,690
Interest	25,019	—	—
Impairments	167,057	227,383	—
Total costs and expenses	383,409	499,643	271,851
Other income:
Gain (loss) on sales of real estate	10,583	39,140	(1,917)
Other income, net	282	70	953
Total other income, net	10,865	39,210	(964)
Income before income taxes and income from and impairment of equity method investment	98,627	115,363	296,594
Income tax expense	(17,482)	(798)	(765)
Income from equity method investment	—	34,510	60,469
Impairment of equity method investment	—	(35,882)	(63,255)
Net income and comprehensive income	$81,145	$113,193	$293,043
Earnings per common share, basic and diluted	$0.87	$1.21	$3.13

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Net Parent Investment	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock
January 1, 2014	$—	$—	$5,870,269	$—	$5,870,269	$—	$5,870,269	$—
Net income	—	—	293,043	—	293,043	—	293,043	—
Net distributions to parent	—	—	(505,385)	—	(505,385)	—	(505,385)	—
December 31, 2014	—	—	5,657,927	—	5,657,927	—	5,657,927	—
Net income	—	—	113,193	—	113,193	—	113,193	—
Net distributions to parent	—	—	(683,626)	—	(683,626)	—	(683,626)	—
December 31, 2015	—	—	5,087,494	—	5,087,494	—	5,087,494	—
Net income (loss)	—	—	211,239	(130,094)	81,145	—	81,145	—
Issuance of common stock in connection with the separation	936	3,163,595	(3,164,531)	—	—	—	—	—
Issuance of redeemable preferred stock in connection with the separation	—	—	—	—	—	—	—	1,930
Issuance of noncontrolling interests	—	—	—	—	—	497	497	—
Equity-based compensation	—	359	—	—	359	—	359	—
Distribution to parent upon separation	—	—	(1,691,268)		(1,691,268)		(1,691,268)
Net distributions to parent	—	—	(442,934)	—	(442,934)	—	(442,934)	—
December 31, 2016	$936	$3,163,954	$—	$(130,094)	$3,034,796	$497	$3,035,293	$1,930

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$81,145	$113,193	$293,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,555	244,624	247,914
Amortization of market lease intangibles	31	31	13
Amortization of right of use assets	195	183	183
Amortization of deferred financing costs	1,680	—	—
Stock compensation expense	359	—	—
Straight-line rents	358	(119,024)	(79,314)
Settlement of Tranche A deferred rent obligation	91,605	183,395	—
(Gain) loss on sales of real estate	(10,583)	(39,140)	1,917
Rental and related revenues reclassified to equity income	—	54,782	56,487
Income from equity method investment	—	(34,510)	(60,469)
Impairments	167,057	263,265	63,255
Changes in:
Other assets	(5,664)	(95)	154
Tenant security deposits and deferred revenue	1,163	(91)	1,396
Accrued interest	12,526	—	—
Accounts payable and accrued liabilities	2,710	410	99
Income taxes payable	16,544	—	—
Net cash provided by operating activities	524,681	667,023	524,678
Cash flows from investing activities:
Acquisitions of real estate	(106,588)	(183,400)	(32,000)
Leasing costs and tenant and capital improvements	(3,079)	(43)	(1,123)
Proceeds from the sales of real estate	114,633	204,210	13,119
Decrease in restricted cash	14,509	—	—
Investment in loan receivable	—	—	(67,640)
Principal repayment on loan receivable	—	—	67,640
Net cash provided by (used in) investing activities	19,475	20,767	(20,004)
Cash flows from financing activities:
Proceeds from issuance of debt	1,775,000	—	—
Payment of deferred financing costs	(67,254)	—	—
Borrowing from parent	1,162	—	—
Repayment of borrowing from parent	(1,162)	—	—
Net proceeds from issuance of redeemable preferred stock	1,930	—	—
Net proceeds from issuance of noncontrolling interests	497	—	—
Distribution to parent upon separation	(1,691,268)	—	—
Net distributions to parent	(442,934)	(683,626)	(505,385)
Net cash used in financing activities	(424,029)	(683,626)	(505,385)
Net increase (decrease) in cash and cash equivalents	120,127	4,164	(711)
Cash and cash equivalents, beginning of year	6,058	1,894	2,605
Cash and cash equivalents, end of year	$126,185	$6,058	$1,894
Supplemental cash flow information:
Income taxes paid	$534	$850	$754
Interest paid	$10,681	$—	$—
Supplemental disclosure of non-cash investing activities:
Accrued construction costs	$—	$—	$43
Proceeds from the sales of real estate held by Qualified Intermediary for 1031 exchange	$—	$14,526	$—

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Quality Care Properties, Inc. (“QCP” or the “Company”) is a Maryland corporation that was formed in 2016 to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease agreement (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). Prior to the separation from HCP, which was completed on October 31, 2016, QCP was a wholly owned subsidiary of HCP. In connection with the separation, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date for the distribution (the “Spin‑Off”). At the time of the Spin-Off, the Properties contributed to QCP consisted of 274 post‑acute/skilled nursing properties, 62 memory care/assisted living properties, one surgical hospital and one medical office building, including 18 properties held for sale.

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. Before the completion of the separation, the QCP Business was operated through subsidiaries of HCP, which operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). QCP expects to operate as a REIT under the applicable provisions of the Code to the extent consistent with maximizing stockholder value. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income.

Before the separation, QCP had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by HCP on the Spin-Off date are presented as if the transferred business was our business for all historical periods presented and at the carrying value of such assets and liabilities reflected in HCP’s books and records. Additionally, the financial statements reflect the common shares outstanding at the separation date as outstanding for all periods prior to the separation.

As a result of the Spin-Off, QCP is an independent, publicly-traded, self-managed and self-administered company. However, we initially lack certain non‑management administrative capabilities, and accordingly, we have entered into an agreement with HCP pursuant to which HCP will provide certain administrative and support services to us on a transitional basis (the “Transition Services Agreement”), expiring on the earlier of October 31, 2017 or completion of all services to be provided by HCP under the agreement, unless extended or earlier terminated.

As of December 31, 2016, the Properties consisted of 264 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building across 30 states, with 299 of the 327 properties leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The properties subject to the Master Lease are leased on a triple‑net basis to, and operated by, HCRMC through its indirect wholly owned subsidiary, HCR III Healthcare, LLC, as “Lessee.” All of the Lessee’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC. See Note 4 for additional information on the Master Lease and leases with other tenants.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying combined consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in combination and consolidation.

The accompanying combined consolidated financial statements include the consolidated accounts of the Company and the combined consolidated accounts of the QCP Business. Accordingly, the results presented for the year ended December 31, 2016 reflect the aggregate operations and changes in cash flows and equity of the QCP Business on a carve-out basis for the period from January 1, 2016 through October 30, 2016 and of the Company on a consolidated basis subsequent to October 30, 2016.

For periods prior to the separation, our combined consolidated financial statements were derived from HCP’s consolidated financial statements and underlying accounting records and reflect HCP’s historical carrying values of the assets and liabilities, consistent with accounting for spin‑off transactions in accordance with GAAP. The accompanying combined consolidated financial statements for periods prior to the separation do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from HCP’s consolidated financial statements and reflect significant assumptions and allocations. The combined consolidated financial statements reflect that the Properties have been combined since the period of common ownership. Since the Company prior to the separation did not represent one entity, a separate capital structure did not exist. As a result, the combined net assets of this group have been reflected in the combined consolidated financial statements as net parent investment for periods prior to the separation.

For accounting and reporting purposes, the combined consolidated financial statements of QCP include the historical results of operations, financial position and cash flows of the QCP Business transferred to QCP by HCP as if the transferred business was the Company’s business for all historical periods presented.

For periods prior to the separation, the combined consolidated financial statements include the attribution of certain assets and liabilities that have historically been held at the HCP corporate level, but are specifically identifiable or attributable to the Company. All transactions between HCP, its subsidiaries and the Company are considered to be effectively settled in the combined consolidated financial statements at the time the transaction is recorded. All payables and receivables with HCP and its consolidated subsidiaries, including notes payable and receivable, are reflected as a component of net parent investment for periods prior to the separation. The total net effect of the settlement of these transactions for periods prior to the separation is reflected as net distributions to parent in the combined consolidated statements of equity, net distributions to parent in the combined consolidated statements of cash flows as a financing activity and net parent investment in the combined consolidated balance sheets.

For periods prior to the separation, the combined consolidated financial statements include expense allocations related to certain HCP corporate functions, including executive oversight, treasury, finance, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on cash net operating income, property count, square footage or other measures. All of the corporate cost allocations were deemed to have been incurred and settled through net parent investment in the period in which the costs were recorded. Following the Spin‑Off, the Company entered into the Transition Services Agreement and a tax matters agreement with HCP to provide these functions at costs specified in the agreements for an interim period. Upon expiration or termination of these agreements, the Company will use its own resources or purchased services. Corporate expenses of $18.3 million, $19.3 million and $18.8 million were allocated to the Company or incurred through the agreements with HCP during the years ended December 31, 2016, 2015 and 2014, respectively, and have been included within general and administrative expenses in the combined consolidated statements of income and comprehensive income.

The combined consolidated financial statements reflect all related party transactions with HCP including intercompany transactions and expense allocations. No other related party transactions or relationships are reflected in the Company’s combined consolidated financial statements.

Management considers the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly-traded company for all periods presented. Accordingly, the combined consolidated financial statements herein do not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been if it had been a standalone company during all periods presented, nor are they necessarily indicative of its future results of operations, financial position or cash flows.

Principles of Consolidation

The combined consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, the equity method investment and the consolidated Exchange Accommodation Titleholder (“EAT”) variable interest entity (“VIE”). There were no properties held by the EAT as of December 31, 2016.

The Company is required to continually evaluate its VIE relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights or (iii) the equity investors as a group lack, if any: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity or (c) the right to receive the expected residual returns of an entity.

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, its form of ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and its ability to replace the VIE manager and/or liquidate the entity.

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from management’s estimates. Management believes that the assumptions and estimates used in preparation of the underlying combined consolidated financial statements are reasonable.

Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value (over retained tax credits) of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. If one of the five criteria is met and both (i) the present value of the sum of the lease payments and any residual value guarantee by the lessee that is not already reflected in the lease payment and/or the third party unrelated to the lessor equals or exceeds substantially all of the fair value of the underlying property and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee; the lease arrangement is accounted for as a direct financing lease.

For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight‑line basis over the lease term when collectability is reasonably assured. Variable lease payments are recognized as income in the period when the changes in facts and circumstances on which the variable lease payments are based occur. Recognizing rental and related revenues on a straight‑line basis results in a difference in the timing of revenue recognition from what is contractually due from tenants. If the Company determines that collectability of straight‑line rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established. Generally, the Company returns a lease to accrual status when all delinquent payments become current under the terms of the lease agreement and collectability of the remaining contractual lease payments is reasonably assured.

Tenant recoveries subject to operating leases generally relate to the reimbursement of real estate taxes, insurance and repairs and maintenance expense. These expenses are recognized as revenue in the period they are incurred. The reimbursements of these expenses are recognized and presented gross, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

The Company recognizes gain on sales of real estate upon the closing of a transaction with the purchaser. Gain on sales of real estate are recognized using the full accrual method when collectability of the sales price is reasonably assured, the Company is not obligated to perform additional activities that may be considered significant, the initial and continuing investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gain on sales of real estate may be deferred in whole or in part until the requirements for gain recognition have been met.

Allowance for Doubtful Accounts

The Company evaluates the liquidity and creditworthiness of its tenants on a monthly and quarterly basis. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, including parent guaranty, liquidity and other factors. The Company’s tenants furnish property, portfolio and guarantor/operator‑level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the lease coverage and guarantor’s fixed charge coverage that it uses as primary credit quality indicators. Lease coverage information is evaluated together with other property, portfolio and operator performance information, including revenue, expense, net operating income, occupancy, rental rate, reimbursement trends, capital expenditures and EBITDA (defined as earnings before interest, tax and depreciation and amortization), along with other liquidity measures. The Company evaluates, on a quarterly basis or immediately upon a significant change in circumstance, its tenants’ ability to service their obligations with the Company.

The Company maintains an allowance for doubtful accounts, including an allowance for operating lease straight‑line rent receivables, for estimated losses resulting from tenants’ inability to make contractual rent and tenant recovery payments or lease defaults. For straight‑line rent receivables, the Company’s assessment is based on amounts estimated to be recoverable over the lease term.

Real Estate

The Company’s real estate assets, consisting of land and buildings and improvements, are recorded at fair value upon acquisition from third parties. Any assumed liabilities, other acquired tangible assets or identifiable intangibles are also recorded at fair value upon acquisition and/or consolidation. The Company assesses fair value based on available market information, such as capitalization and discount rates, comparable sale transactions and relevant per square foot or unit cost information. A real estate asset’s fair value may be determined utilizing cash flow projections that incorporate appropriate discount and/or capitalization rates or other available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of tangible assets of an acquired property is based on the value of the property as if it is vacant. Transaction costs related to acquisitions of businesses, including properties, are expensed as incurred. Real estate assets which constitute a business that were contributed to or acquired by the Company from a commonly controlled subsidiary of HCP or from HCP are recorded at HCP’s historical cost basis and presented as if owned by the Company for all periods presented.

The Company records acquired “above and below market” real estate leases as lessor at fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts paid pursuant to each in‑place lease and (ii) management’s estimate of fair market lease rates for each in‑place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with renewal options that are reasonably certain of being exercised. Other intangible assets acquired include amounts for in‑place lease values that are based on an evaluation of the specific characteristics of each property and the acquired tenant lease(s). Factors considered include estimates of carrying costs during hypothetical expected lease‑up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease‑up periods, which are dependent on local market conditions and expected trends. Costs to execute similar leases will consist of leasing commissions and legal costs directly related to the execution of a lease.

The Company computes depreciation on properties using the straight‑line method over the assets’ estimated useful lives. Depreciation is discontinued when a property is identified as held for sale. Buildings and improvements are depreciated over useful lives ranging up to 60 years. Market lease and in‑place lease intangibles are amortized primarily to expense over the remaining noncancellable lease terms plus lease renewal options that are reasonably certain of being exercised.

Real Estate and Related Assets Held for Sale and Discontinued Operations

The Company classifies long‑lived assets as held for sale when (i) management commits to a plan to sell the property, (ii) it is unlikely that the disposal plan will be significantly modified or discontinued, (iii) the property is available for immediate sale in its present condition, (iv) actions required to complete the sale of the property have been initiated, (v) sale of the property is probable and expected to be completed within one year and (vi) the property is actively being marketed for sale at a price that is reasonable given its current market value. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell and are no longer depreciated upon their classification as held for sale. Real estate and related assets held for sale are measured at the lower of their carrying amount or projected sales price less cost to sell.

The Company reports the operations of an asset classified as real estate and related assets held for sale under discontinued operations when a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Impairment of Long‑Lived Assets and Goodwill

The Company assesses the carrying value of held for use real estate assets and related long‑lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tests its real estate and related assets held for use for impairment by comparing the sum of the expected future undiscounted cash flows to the carrying value of the real estate and related assets. The expected future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss will be recognized to the extent that the carrying value of the real estate and related assets are greater than their fair values.

Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. Potential impairment indicators include a significant decline in real estate values, restructuring plans, current macroeconomic conditions and state of the equity and capital markets. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company applies the required two‑step quantitative approach. The quantitative procedures of the two‑step approach (i) compare the fair value of a reporting unit with its carrying value, including goodwill, and, if necessary, (ii) compare the implied fair value of reporting unit goodwill with the carrying value as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities, excluding goodwill, is the implied value of goodwill and is used to determine the impairment amount, if any. The Company has selected the fourth quarter of each fiscal year to perform its annual impairment test.

At both December 31, 2016 and 2015, the Company had goodwill of $3.3 million recorded in other assets, net. There have been no impairments of goodwill in any of the periods presented and there are no cumulative impairments.

Equity Method Investment

Equity investments in unconsolidated entities for which the investee maintains specific ownership accounts are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses is included in the Company’s consolidated statements of income.

The initial carrying value of the equity method investment is based on the amount paid to purchase the equity interest. The Company evaluates its equity method investment for impairment based upon a comparison of the fair value of the equity method investment to its carrying value. When the Company determines a decline in the fair value of an equity method investment below its carrying value is other‑than‑temporary, an impairment charge is recorded.

The Company’s fair value of its equity method investment is based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period. Capitalization rates, discount rates and credit spreads utilized in these valuation models are based upon assumptions that the Company believes to be within a reasonable range of current market rates for the investment.

Cash and Cash Equivalents

Cash consists of funds on hand. The Company maintains cash in U.S. banking institutions that may exceed amounts insured by the Federal Deposit Insurance Corporation. While the Company monitors the cash balances in its operating accounts, these cash balances could be impacted if the underlying financial institutions fail or are subject to adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in operating accounts.

Restricted Cash

Restricted cash primarily consists of net proceeds, held by an intermediary, from property sales that were executed as tax‑deferred dispositions. There were no such balances as of December 31, 2016.

Cash Management

For periods prior to the separation, the majority of cash receipts generated by the Company were transferred to HCP. HCP historically allowed the Company to retain some cash to pay for its property taxes, state and local income taxes and disbursements for the medical office building. The remaining disbursements which have been reflected in the combined consolidated financial statements for periods prior to the separation were paid by HCP on behalf of the Company. The net distributions to parent were $442.9 million, $683.6 million and $505.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Income Taxes

QCP will elect REIT status and intends to qualify as a REIT under Sections 856 to 860 of the Code, commencing with its taxable year ended December 31, 2016. Accordingly, QCP will generally not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to stockholders equal to or in excess of its taxable income. In addition, the Company has formed several consolidated subsidiaries, which have elected REIT status. QCP and its consolidated REIT subsidiaries are each subject to the REIT qualification requirements under the Code. If any REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years.

QCP and its consolidated REIT subsidiaries are subject to state, local and foreign income taxes in some jurisdictions, and in certain circumstances each REIT may also be subject to federal excise taxes on undistributed income. In addition, certain activities that QCP undertakes may be conducted by entities which have elected to be treated as taxable REIT subsidiaries (“TRS”). TRSs are subject to both federal and state income taxes. The Company recognizes tax penalties relating to unrecognized tax benefits as additional income tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, and computes the provision for income taxes on a separate return basis. The separate return method applies the accounting guidance for income taxes to the stand‑alone combined consolidated financial statements as if the Company was a separate taxpayer and a stand‑alone enterprise for all periods presented. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. The Company believes that the assumptions and estimates used to compute these tax amounts are reasonable. However, the Company’s combined consolidated financial statements may not necessarily reflect the Company’s income tax expense or tax payments in the future, or what its tax amounts would have been if it had been a stand‑alone enterprise during all periods presented.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Segment Reporting

The Company has operated through a single reportable business segment: triple‑net leased properties. The Company invests in post‑acute/skilled nursing properties and other healthcare properties throughout the U.S.

The Company leases those properties to healthcare operating companies under triple‑net leases that obligate the tenants to pay all property‑related expenses.

Noncontrolling Interests

Arrangements with noncontrolling interest holders are reported as a component of equity separate from the Company’s equity. Net income attributable to a noncontrolling interest is included in net income on the combined consolidated statements of operations and, upon a gain or loss of control, the interest purchased or sold, and any interest retained, is recorded at fair value with any gain or loss recognized in earnings. The Company accounts for purchases or sales of equity interests that do not result in a change in control as equity transactions.

The Company consolidates non-managing member limited liability companies (“DownREITs”) because it exercises control, and the noncontrolling interests in these entities are carried at cost. The units of the DownREITs owned by noncontrolling interests are redeemable, in the Company’s sole discretion, for cash in an amount equal to their liquidation preference.

Fair Value Measurement

The Company measures and discloses the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•	Level 1—quoted prices for identical instruments in active markets;

•

Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company’s cash and restricted cash are carried at fair value. The carrying values of accounts payable and accrued liabilities and accrued interest approximate their fair value due to the short‑term nature of these liabilities. See Note 10 regarding the fair value determinations on the Company’s debt.

Earnings per Share

Basic earnings per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid on unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per common share is calculated by including the effect of dilutive securities.

Net Parent Investment

For periods prior to the separation, net parent investment in the combined consolidated balance sheets represents HCP’s historical investment in the Company, the Company’s accumulated net income after taxes, and the net effect of transactions with, and allocations from, HCP. The combined consolidated statements of equity include net cash transfers from the Company to HCP during periods prior to the separation.

All related party transactions with HCP effected through net parent investment in the accompanying combined consolidated balance sheets have been considered cash receipts and payments and are presented as net distributions to HCP. Those net distributions are reflected in financing activities in the accompanying combined consolidated statements of cash flows.

Stock-Based Compensation

Compensation expense for stock-based awards granted to employees, including grants of employee stock options, are recognized in the combined consolidated statements of operations based on their grant date fair market value. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services. Forfeitures of stock-based awards are recognized as they occur.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case the transaction would be accounted for as an asset acquisition. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. ASU 2017-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. The Company plans to adopt ASU 2017-01 during the first quarter of 2017. Upon adoption of ASU 2017-01, the Company expects to recognize a majority of its real estate acquisitions and dispositions as asset transactions rather than business combinations, which in the case of acquisitions will result in the capitalization of related third party transaction costs.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company does not expect the adoption of ASU 2016-18 to have a material impact to its consolidated statements of cash flows as the Company does not have material restricted cash activity.

In August 2016, the FASB issued ASU No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in ASU 2016-15 are intended to clarify current guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently in compliance with substantially all of the clarifications in ASU 2016-15 and as such, the Company does not expect the adoption of ASU 2016-15 to have a material impact on its combined consolidated statements of cash flows.

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

In September 2015, the FASB issued ASU No. 2015‑16, Simplifying the Accounting for Measurement‑Period Adjustments (“ASU 2015‑16”). ASU 2015‑16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by requiring the acquirer to (i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, (ii) record, in the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and (iii) present separately or disclose the portion of the amount recorded in current‑period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015‑16 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2015‑16 on January 1, 2016, resulting in no material impact on its combined consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015‑02, Amendments to the Consolidation Analysis (“ASU 2015‑02”). ASU 2015‑02 requires amendments to both the VIE and voting interest entity (“VOE”) consolidation accounting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify (a) the identification of variable interests (fees paid to a decision maker or service provider), (b) the VIE characteristics for a limited partnership or similar entity and (c) the primary beneficiary determination under the VIE model and (iii) eliminate the presumption within the current VOE model that a general partner controls a limited partnership or similar entity. ASU 2015‑02 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015‑02 using either a modified retrospective or retrospective method by recording a cumulative‑effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted ASU 2015‑02 on January 1, 2016 using the modified retrospective method, resulting in no material impact on its combined consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”). This update changes the requirements for recognizing revenue. ASU 2014‑09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015‑14”). ASU 2015‑14 defers the effective date of ASU 2014‑09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for annual periods, and interim periods within, beginning after December 15, 2016. A reporting entity may apply the amendments in ASU 2014-09 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company is evaluating the complete impact the adoption of ASU 2014‑09 on January 1, 2018 will have on its combined consolidated financial position and results of operations. Since revenue for the Company is primarily generated through leasing arrangements, which are excluded from ASU 2014-09, the Company expects that it will be impacted in its recognition of non-lease revenue and its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. As a result, the Company generally expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance.

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

The effects of the change in accounting principle on periods prior to those presented are reflected in the carrying amount of assets and liabilities as of January 1, 2014. The cumulative effect of the change on prior periods was a reduction of $757.1 million in the opening balance of parent company equity as of January 1, 2014, which includes a reduction of parent company equity of $766.0 million from the direct effects of the Adoption and an increase to parent company equity of $8.9 million related to the indirect effects of the Adoption.

The combined consolidated balance sheet as of December 31, 2016 was affected by the Adoption as follows (in thousands):

				As Reported
	If Classified			as Operating
	as DFL	Adjustment	Notes	Lease
ASSETS
Real estate:
Building and improvements	$191,633	$4,700,363		$4,891,996
Land	14,147	623,454		637,601
Accumulated depreciation	(70,369)	(1,041,399)		(1,111,768)
Net real estate	135,411	4,282,418	(a)	4,417,829
Real estate and related assets held for sale, net	—	16,019	(b)	16,019
Net investment in direct financing lease	5,054,805	(5,054,805)	(c)	—
Cash and cash equivalents	126,185	—		126,185
Restricted cash	17	—		17
Intangible assets, net	16,032	183,713	(a)(d)	199,745
Straight-line rent receivables, net	—	3,296	(e)	3,296
Other assets, net	16,117	10,167	(d)(e)	26,284
Total assets	$5,348,567	$(559,192)		$4,789,375
LIABILITIES AND EQUITY
Bank line of credit	$25,000	$—		$25,000
Term loan	957,465	—		957,465
Senior secured notes	730,604	—		730,604
Tenant security deposits and deferred revenue	5,587	—		5,587
Accrued interest	12,526	—		12,526
Accounts payable and accrued liabilities	3,824	602	(f)	4,426
Income taxes payable	16,544			16,544
Total liabilities	1,751,550	602		1,752,152
Redeemable preferred stock	1,930	—		1,930
Equity:
Common stock	936	—		936
Additional paid-in capital	3,560,886	(396,932)	(g)	3,163,954
Retained earnings (accumulated deficit)	32,768	(162,862)	(g)	(130,094)
Total stockholders' equity	3,594,590	(559,794)		3,034,796
Noncontrolling interests	497	—		497
Total equity	3,595,087	(559,794)		3,035,293
Total liabilities and equity	$5,348,567	$(559,192)		$4,789,375

(a)	Reflects the recognition of real estate and intangible assets underlying the Master Lease, net of depreciation, amortization and impairments (see Note 5).

(b)	Reflects the impact of classifying real estate and related assets as assets held for sale, net (see Note 5).

(c)	Reflects the derecognition of the net investment in the DFL.

(d)

Reflects the derecognition of intangible assets, net of $13.5 million associated with favorable terms of leases acquired for which the Company is a lessee and recognition of right of use assets, net of $13.5 million (see Note 8).

(e)

Reflects the adjustment to record a straight‑line rent receivable, net of impairment and reclassification of the historical straight‑line rent receivable balance related to the 28 non‑HCRMC Properties from other assets, net to straight‑line rent receivables, net (see Note 4).

(f)	Reflects the recognition of leasing liabilities for which the Company is a lessee.

(g)	Reflects the cumulative direct and indirect effects from the Adoption.

The combined consolidated balance sheet as of December 31, 2015 was affected by the Adoption as follows (in thousands):

				As Reported
	If Classified			as Operating
	as DFL	Adjustment	Notes	Lease
ASSETS
Real estate:
Building and improvements	$191,633	$4,800,128		$4,991,761
Land	14,147	632,175		646,322
Accumulated depreciation	(65,319)	(954,502)		(1,019,821)
Net real estate	140,461	4,477,801	(a)	4,618,262
Real estate and related assets held for sale, net	—	117,949	(b)	117,949
Net investment in direct financing lease	5,154,316	(5,154,316)	(c)	—
Equity method investment	—	—		—
Cash and cash equivalents	6,058	—		6,058
Restricted cash	14,526	—		14,526
Intangible assets, net	17,049	207,359	(a)(d)	224,408
Straight-line rent receivables, net	—	95,259	(e)	95,259
Other assets, net	7,790	9,382	(d)(e)	17,172
Total assets	$5,340,200	$(246,566)		$5,093,634
LIABILITIES AND EQUITY
Tenant security deposits and deferred revenue	$4,424	$—		$4,424
Accounts payable and accrued liabilities	1,716	—		1,716
Total liabilities	6,140	—		6,140
Equity:
Net parent investment	5,334,060	(246,566)	(f)	5,087,494
Total liabilities and equity	$5,340,200	$(246,566)		$5,093,634

(a)	Reflects the recognition of real estate and intangible assets underlying the Master Lease, net of depreciation, amortization and impairments (see Note 5).

(b)	Reflects the impact of classifying real estate and related assets as assets held for sale, net (see Note 5).

(c)	Reflects the derecognition of the net investment in the DFL.

(d)

Reflects the derecognition of intangible assets, net of $13.0 mllion associated with favorable terms of leases acquired for which the Company is a lessee and recognition of right of use assets, net of $13.0 million (see Note 8).

(e)

Reflects the adjustment to record a straight‑line rent receivable, net of impairment and reclassification of the historical straight‑line rent receivable balance related to the 28 non‑HCRMC Properties from other assets, net to straight‑line rent receivables, net (see Note 4).

(f)	Reflects the cumulative direct and indirect effects from the Adoption.

The combined consolidated statement of operations and comprehensive income for the year ended December 31, 2016 was affected by the Adoption as follows (in thousands):

				As Reported
	If Classified			as Operating
	As DFL	Adjustment	Notes	Lease
Revenues:
Income from direct financing lease	$442,278	$(442,278)	(a)	$—
Rental and related revenues	27,531	442,167	(b)(e)	469,698
Tenant recoveries	1,473	—		1,473
Total revenues	471,282	(111)		471,171
Costs and expenses:
Depreciation and amortization	5,862	159,693	(c)	165,555
Operating	4,077	(357)		3,720
General and administrative	21,701	357		22,058
Interest	25,019	—		25,019
Impairments	—	167,057	(d)	167,057
Total costs and expenses	56,659	326,750		383,409
Other income:
Gain on sales of real estate	—	10,583	(f)	10,583
Other income, net	282	—		282
Total other income, net	282	10,583		10,865
Income before income taxes	414,905	(316,278)		98,627
Income tax expense	(17,482)	—		(17,482)
Net income and comprehensive income	$397,423	$(316,278)		$81,145

(a)	Reflects the derecognition of income from the DFL.

(b)	Reflects the recognition of rental and related revenues (see Note 4).

(c)	Reflects depreciation and amortization of real estate and intangible assets over their estimated useful lives (see Note 7).

(d)	Reflects the recognition of an impairment charge of $145.7 million on real estate assets and $21.4 million on real estate assets held for sale (see Note 4).

(e)	Reflects the impact of rental and related revenues recharacterized (eliminated) related to the Company’s proportional ownership share in HCRMC (see Note 4).

(f)	Reflects recognition of gain on sale of real estate (see Note 5).

The combined consolidated statement of operations and comprehensive income for the year ended December 31, 2015 was affected by the Adoption as follows (in thousands):

				As Reported
	If Classified			as Operating
	As DFL	Adjustment	Notes	Lease
Revenues:
Income from direct financing lease	$572,835	$(572,835)	(a)	$—
Rental and related revenues	27,651	546,681	(b)(e)	574,332
Tenant recoveries	1,464	—		1,464
Total revenues	601,950	(26,154)		575,796
Costs and expenses:
Depreciation and amortization	5,880	238,744	(c)	244,624
Operating	3,729	—		3,729
General and administrative	19,907	4,000	(d)	23,907
Impairments	1,295,504	(1,068,121)	(d)	227,383
Total costs and expenses	1,325,020	(825,377)		499,643
Other income:
Gain on sales of real estate	—	39,140	(g)	39,140
Other income, net	70	—		70
Total other income, net	70	39,140		39,210
(Loss) income before income taxes and income from and impairments of equity method investment	(723,000)	838,363		115,363
Income tax expense	(798)	—		(798)
Income from equity method investment	50,723	(16,213)	(e)	34,510
Impairments of equity method investment	(45,895)	10,013	(f)	(35,882)
Net (loss) income and comprehensive (loss) income	$(718,970)	$832,163		$113,193

(a)	Reflects the derecognition of income from the DFL.

(b)	Reflects the recognition of rental and related revenues (see Note 4).

(c)	Reflects depreciation and amortization of real estate and intangible assets over their estimated useful lives (see Note 7).

(d)

Reflects adjustment to eliminate previously recorded impairments of the DFL, including a $4.0 million reclassification to general and administrative expense related to lease modification costs, offset by the recognition of (i) an impairment charge of $47.1 million on real estate assets and (ii) an impairment charge of $180.3 million on straight‑line rent receivables, net of $17.2 million recharacterized to equity income (see Notes 4 and 5).

(e)

Reflects the derecognition of DFL income previously recharacterized (eliminated) offset by rental and related revenues recharacterized (eliminated), related to the Company’s proportional ownership share in HCRMC (see Note 4).

(f)	Reflects adjustment to previously recorded impairments related to the Company’s equity method investment in HCRMC (see Note 6).

(g)	Reflects recognition of gain on sale of real estate (see Note 5).

The combined consolidated statement of operations and comprehensive income for the year ended December 31, 2014 was affected by the Adoption as follows (in thousands):

				As Reported
	If Classified			as Operating
	as DFL	Adjustment	Notes	Lease
Revenues:
Income from direct financing lease	$598,629	$(598,629)	(a)	$—
Rental and related revenues	27,111	541,269	(b)(d)	568,380
Tenant recoveries	1,029	—		1,029
Total revenues	626,769	(57,360)		569,409
Costs and expenses:
Depreciation and amortization	4,979	242,935	(c)	247,914
Operating	3,247	—		3,247
General and administrative	20,690	—		20,690
Total costs and expenses	28,916	242,935		271,851
Other income:
Loss on sales of real estate	—	(1,917)	(f)	(1,917)
Other income, net	953	—		953
Total other income (loss), net	953	(1,917)		(964)
Income before income taxes and income from and impairment of equity method investment	598,806	(302,212)		296,594
Income tax expense	(765)	—		(765)
Income from equity method investment	53,175	7,294	(d)	60,469
Impairment of equity method investment	(35,913)	(27,342)	(e)	(63,255)
Net income and comprehensive income	$615,303	$(322,260)		$293,043

(a)	Reflects the derecognition of income from the DFL.

(b)	Reflects the recognition of rental and related revenues (see Note 4).

(c)	Reflects depreciation and amortization of real estate and intangible assets over their estimated useful lives (see Note 7).

(d)

Reflects the derecognition of DFL income previously recharacterized (eliminated) offset by rental and related revenues recharacterized (eliminated), related to the Company’s proportional ownership share in HCRMC (see Note 4).

(e)	Reflects adjustment to previously recorded impairments related to the Company’s equity method investment in HCRMC (see Note 6).

(f)	Reflects recognition of loss on sale of real estate (see Note 5).

NOTE 4. Operating Leases

Master Lease with HCRMC including Lease Modifications and Related Impairments

The Company acquired 334 post‑acute/skilled nursing and memory care/assisted living properties in a 2011 transaction with HCRMC and entered into the Master Lease supported by a guaranty from HCRMC. The HCRMC Properties are divided into four pools, as described within the Master Lease, with initial lease terms of 13 to 17 years. HCRMC has the option to renew leases by pool whereby all properties within a pool must be renewed. The renewal terms vary by subpools within each pool and range from five to 17 years.

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

As consideration for the rent reduction, the Company received a DRO from the Lessee equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million (together the “DROs”). The DROs are considered minimum rental payments and were initially included in the calculation of straight‑line rent. The Lessee made rental payments on the Tranche A DRO equal to 6.9% of the outstanding amount (representing $19 million for the initial lease year) until the entire Tranche A DRO was paid in full in March 2016 in connection with the nine property purchases discussed below. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020 and (iv) 6.0% commencing on April 1, 2021 and annually thereafter for the remainder of its term. The Tranche B DRO is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. The HCRMC Lease Amendment also imposes certain restrictions on the Lessee and HCRMC until the Tranche B DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC.

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

In November 2016, the Company provided to HCR III reductions of contractual rent due under the Master Lease as follows: a $5 million reduction for the month of November 2016, a $15 million reduction for the month of December 2016 and a $10 million reduction for the month of January 2017. HCR III paid in full the contractual rent due for the months of February 2017 and March 2017.

As of December 31, 2016 and 2015, the straight‑line rent receivables, net balance was $3.3 million and $95.3 million, respectively.

Summary of Revenues and Income under the Master Lease

The Company recognized HCRMC rental and related revenues and HCRMC equity income as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash rental and related revenues from HCRMC	$442,113	$482,559	$519,024
Non-cash rental and related revenues from HCRMC	—	118,904	78,732
Total rental and related revenues from HCRMC	$442,113	$601,463	$597,756
Rental and related revenues reclassified to equity income(1)	$—	$37,543	$56,487
Equity income from HCRMC	—	(3,033)	3,982
Total equity income from HCRMC	$—	$34,510	$60,469

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

Other Leases

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

Future Minimum Lease Payments

The following table summarizes lease payments contractually owed on an annual basis, excluding renewal options that are not reasonably assured and operating expense reimbursements, from tenants under non‑cancelable operating leases excluding the impact of seven properties held for sale as of December 31, 2016 (in thousands):

Year	Amount
2017	$488,895
2018	513,145
2019	515,823
2020	521,837
2021	537,307
Thereafter	6,294,389
$8,871,396

NOTE 5. Real Estate Acquisitions, Dispositions and Impairments

Acquisitions

During the year ended December 31, 2014, the Company acquired one medical office building for $32.0 million, the purchase price of which was allocated $26.9 million to real estate and $5.1 million to intangible assets, with no goodwill recognized.

During the year ended December 31, 2015, the Company acquired seven post‑acute/skilled nursing properties from HCRMC for $183.4 million, the proceeds of which were used to settle a portion of the Tranche A DRO (see Note 4). The purchase price was allocated $173.1 million to real estate and $10.3 million to intangible assets, with no goodwill recognized.

One of the seven properties purchased from HCRMC during 2015 was identified for use in a tax deferred exchange under Section 1031 of the Code (“1031 exchange”) that was not completed as of December 31, 2015. As part of electing tax deferred treatment, the Company is required to sell a property to generate proceeds to be used in the 1031 exchange (a “reverse 1031” transaction). During the intermediate period between acquiring a replacement property and selling a current property, the acquired property is held by an EAT. As of December 31, 2015, the Company had not completed the reverse 1031 transaction, and as such, the acquired post‑acute/skilled nursing property remained in the possession of the EAT. The EAT was classified as a VIE as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company consolidates the EAT as its primary beneficiary because it has the ability to control the activities that most significantly impact the EAT’s economic performance. The property held by the EAT was reflected as real estate with a carrying value of $27.1 million as of December 31, 2015. The Company closed on the property held by the EAT in the first quarter of 2016.

During the year ended December 31, 2016, the Company completed the remaining two of the nine post‑acute/skilled nursing property purchases from HCRMC for $91.6 million, which proceeds were used to settle the remaining portion of the Tranche A DRO (see Note 4). The purchase price was allocated $86.4 million to real estate and $5.2 million to intangible assets, with no goodwill recognized.

Additionally, during the year ended December 31, 2016, the Company acquired a memory care/assisted living property for $15.0 million. The property was developed by HCRMC and was added to the Master Lease. The purchase price was allocated $14.1 million to real estate and $0.9 million to intangible assets, with no goodwill recognized. The actual revenues and earnings of the property since the acquisition date, as well as the supplementary pro forma information assuming the acquisition had occurred as of the beginning of the prior period, are deemed insignificant to the Company.

One of the three acquisitions during the year ended December 31, 2016 (the “acquired property”) was structured as a reverse 1031 exchange. On September 9, 2016, the Company completed the reverse 1031 exchange and as such, the acquired property is no longer in the possession of the EAT, which had been classified as a VIE as it is a thinly capitalized entity. The Company had consolidated the EAT because it was the primary beneficiary as it had the ability to control the activities that most significantly impacted the EAT’s economic performance.

Dispositions

During the year ended December 31, 2014 the Company disposed of one HCRMC Property for $13.1 million and recognized a loss on sale of $1.9 million.

During the three months ended March 31, 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non‑strategic properties that were under the Master Lease (see Note 4). During the year ended December 31, 2015, the Company completed 22 of the sales for $218.8 million, resulting in gain on sales of $39.1 million. From the proceeds, $14.5 million was held by a Qualified Intermediary for a 1031 exchange that was not completed at December 31, 2015 and was classified as restricted cash as of December 31, 2015. The 1031 exchange closed in the first quarter of 2016.

During the year ended December 31, 2016, the Company completed 21 of the non-strategic property sales, bringing the total sold to 43 through December 31, 2016, and sold one additional HCRMC Property for an aggregate amount of $114.6 million, resulting in a gain on sales of $10.6 million. All seven of the remaining non-strategic properties were sold in the first quarter of 2017 (see Note 16 for details).

Real Estate Impairments

In March 2015, the Company recognized an impairment charge of $47.1 million related to the 50 non‑strategic properties to be sold. The impairment was based on the expected cash flows amounting to the projected net sales prices as compared to the carrying values. During 2016, the Company recognized an additional impairment charge of $21.4 million related to the 17 then remaining non-strategic properties as of September 30, 2016 as well as one additional property sold during the fourth quarter of 2016 as a result of a reduction in the expected cash flows amounting to the projected net sales prices as compared to the carrying values. Projected sales prices in active markets are considered a Level 2 input in the fair value measurement hierarchy.

Additionally, during the fourth quarter of 2016, the Company recognized an impairment charge of $145.7 million related to seven skilled nursing properties classified as held for use as a result of their expected future undiscounted cash flows being less than their carrying values due in large part to the continued financial deterioration of the post-acute/skilled nursing sector. Expected future cash flows using market-based data, including recent comparable sales, market knowledge, brokers’ opinions of value and the income approach, are considered a Level 3 input in the fair value measurement hierarchy. A significant assumption used in determining the estimated fair value of these properties was a per bed market rate specific to each individual market, the range of which was $25,000 to $50,000 per bed.

The following table summarizes the real estate impairments recorded during the years ended December 31, 2016 and 2015 by asset class (in thousands):

	Year Ended December 31,
	2016	2015
Assets held for use	$145,700	$—
Assets held for sale	21,357	47,135
Total	$167,057	$47,135

Real Estate and Related Assets Held for Sale

The seven remaining non‑strategic properties not yet sold described above were classified as held for sale, net as of December 31, 2016.

The major classes of assets classified as real estate and related assets held for sale, net are as follows (in thousands):

	December 31,
	2016	2015
Real estate:
Building and improvements	$19,170	$113,275
Land	2,380	21,746
Accumulated depreciation	(7,405)	(32,823)
Net real estate	14,145	102,198
Intangible assets, net	1,252	5,976
Straight-line rent receivables, net	622	9,775
Real estate and related assets held for sale, net	$16,019	$117,949

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

As of December 31, 2016, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). The Company’s maximum loss exposure as a result of the Company’s involvement with HCRMC, including the net real estate assets, real estate and related assets held for sale, intangible assets, net, straight‑line rent receivables, net, right of use assets, net and the equity method investment at December 31,

2016, was $4.5 billion, which was equal to their aggregate carrying values as of December 31, 2016. The Company’s maximum loss exposure may be mitigated by leasing the underlying properties to new tenants upon an event of default.

During the year ended December 31, 2015, the Company concluded that its equity investment in HCRMC was other‑than‑temporarily impaired and recorded impairments of $35.9 million, of which $17.2 million was recorded at September 30, 2015, reducing its carrying amount to fair value, and $18.7 million was recorded at December 31, 2015, reducing its carrying value to zero. The impairment determination primarily resulted from the Company’s review of HCRMC’s operating results and market industry data which, among other factors, showed a declining trend in admissions from hospitals and continuing negative trends in patient mix and length of stay driven by Medicare Advantage and other Managed Care plans.

The fair value of the Company’s equity investment in HCRMC was based on a discounted cash flow valuation model, and inputs were considered to be Level 3 measurements within the fair value hierarchy. Inputs to this valuation model included earnings multiples, a discount rate and industry growth rates of revenue, operating expenses and property occupancy, some of which influence the Company’s expectation of future cash flows from its equity investment in HCRMC and, accordingly, the fair value of its investment.

The following is a summary of the quantitative information about fair value measurements for the impairment charge related to the Company’s equity ownership interest in HCRMC, as of September 30, 2015, using a discounted cash flow valuation model:

Description of Input(s) to the Valuation	Valuation Inputs
Range of revenue growth rates(1)	(1.8)% ‑ 3.0%
Range of occupancy growth rates(1)	(0.8)% ‑ 0.2%
Range of operating expense growth rates(1)	(1.1)% ‑ 3.1%
Discount rate	15.20%
Range of earnings multiples	6.0x ‑ 7.0x

(1)	For growth rates, the value ranges provided represent the highest and lowest input utilized in the valuation model for any forecasted period.

During the year ended December 31, 2014, the Company concluded that its equity investment in HCRMC was other‑than‑temporarily impaired and recorded an impairment charge of $63.3 million. The impairment charge reduced the carrying amount of the Company’s equity investment in HCRMC from $102.2 million to its fair value of $38.9 million. The impairment determination primarily resulted from the Company’s review of HCRMC’s preliminary base financial forecast for 2015, received in December 2014, together with HCRMC’s year‑to‑date operating results through November 2014. The preliminary base financial forecast and operating results primarily reflected a continued shift in patient payor sources from Medicare to Medicare Advantage, which negatively impacts reimbursement rates and length of stay for HCRMC’s skilled nursing segment.

The fair value of the Company’s equity investment was based on an income approach utilizing a discounted cash flow valuation model, and inputs were considered to be Level 3 measurements within the fair value hierarchy. Inputs to this valuation model included earnings multiples, a discount rate, industry growth rates of revenue, operating expenses and property occupancy, some of which influence the Company’s expectation of future cash flows from its equity investment in HCRMC and, accordingly, the fair value of its investment.

The following is a summary of the quantitative information about fair value measurements for the impairment charge related to the Company’s equity ownership interest in HCRMC, as of December 31, 2014, using a discounted cash flow valuation model:

Description of Input(s) to the Valuation	Valuation Inputs
Range of revenue growth rates(1)	(0.2)% ‑ 3.5%
Range of occupancy growth rates(1)	(0.3)% ‑ 0.2%
Range of operating expense growth rates(1)	0.6% ‑ 2.8%
Discount rate	13.7%
Range of earnings multiples	6.0x ‑ 7.0x

(1)	For growth rates, the value ranges provided represent the highest and lowest input utilized in the valuation model for any forecasted period.

In determining the fair value of its interest in HCRMC, the Company applied the above valuation inputs, which resulted in a range of fair values of its equity investment in HCRMC of $35 million to $44 million based on the range of earnings multiples. The Company elected to use the mid‑point of the valuation results and recorded an impairment charge to reduce the carrying value of its equity investment in HCRMC to $38.9 million.

NOTE 7. Intangible Assets

The Company’s intangible assets, net consisted of the following (in thousands):

	December 31,
	2016	2015
Lease‑up intangibles	$317,621	$325,176
Above market tenant lease intangibles	120	120
Gross intangible assets	317,741	325,296
Accumulated depreciation and amortization	(117,996)	(100,888)
Intangible assets, net	$199,745	$224,408

The remaining weighted average amortization period of intangible assets was 9.8 years and 10.4 years at December 31, 2016 and 2015, respectively.

For the years ended December 31, 2016, 2015 and 2014, rental and related revenues include reductions to revenues of insignificant amounts from the amortization of above market tenant lease intangibles. For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization expense includes $22.9 million, $23.4 million and $23.0 million, respectively, from the amortization of lease‑up intangibles.

Estimated aggregate amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Amount
2017	$21,667
2018	21,589
2019	21,589
2020	21,333
2021	21,320
Thereafter	92,247
$199,745

NOTE 8. Other Assets

The Company’s other assets, net consisted of the following (in thousands):

	December 31,
	2016	2015
Right of use assets, net	$13,464	$13,036
Other	12,820	4,136
Total other assets, net	$26,284	$17,172

Accumulated amortization of the right of use assets was $1.0 million and $0.8 million at December 31, 2016 and 2015, respectively. For each of the years ended December 31, 2016, 2015 and 2014, operating expenses include $0.2 million, $0.1 million and $0.1 million, respectively, from the amortization of the right of use assets.

NOTE 9. Tenant Security Deposits and Deferred Revenue

The Company’s tenant security deposits and deferred revenue consisted of the following (in thousands):

	December 31,
	2016	2015
Tenant security deposits	$4,704	$3,737
Deferred revenue	883	687
Total tenant security deposits and deferred revenue	$5,587	$4,424

NOTE 10. Debt

In anticipation of the Spin‑Off, the Company entered into certain debt arrangements which, upon completion and closing of the Spin‑Off and related transactions on October 31, 2016, were binding upon QCP. The proceeds from the Company’s borrowings, less applicable financing costs, fees and expenses, were transferred to HCP as partial consideration for the QCP Business. Below is a summary of the material terms of these debt arrangements.

Senior Secured Credit Facilities

Upon completion of the Spin‑Off and related transactions, certain subsidiaries of QCP are borrowers under a six–year $1.0 billion senior secured term loan that matures in 2022 and a five-year $100 million senior secured revolving credit facility that matures in 2021 (collectively, the “Senior Secured Credit Facilities”). On October 31, 2016, the Company borrowed $1.0 billion under the senior secured term loan, the net proceeds of which were transferred to HCP as partial consideration for the Spin-Off transaction, and $25.0 million under the senior secured revolving credit facility, the net proceeds of which were available for working capital and other corporate purposes. The Senior Secured Credit Facilities are secured on a first lien basis by substantially all of the assets of ours and certain of our subsidiaries. We and certain other subsidiaries of ours have unconditionally guaranteed the Senior Secured Credit Facilities.

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

Senior Secured Notes

In connection with the Spin-Off and related transactions, QCP sold, through its subsidiaries, seven-year $750 million senior secured notes that mature on November 1, 2023 (the “Notes”). The gross proceeds of the offering of the Notes were deposited into an escrow account and released upon consummation of the Spin‑Off on October 31, 2016, at which time the net proceeds of which were transferred to HCP as partial consideration for the Spin-Off transaction. The Notes bear interest at a rate of 8.125% per annum, payable semiannually. The Notes are secured on a second lien basis by the same collateral securing the Senior Secured Credit Facilities and are guaranteed, jointly and severally, on a senior basis, by QCP and QCP’s wholly owned domestic subsidiaries, other than immaterial subsidiaries, unrestricted subsidiaries to be designated by QCP and certain other customarily excluded subsidiaries, that are borrowers or guarantors under the Senior Secured Credit Facilities.

Unsecured Revolving Credit Facility

Upon completion of the Spin‑Off and related transactions, QCP is the borrower under a two-year $100 million unsecured revolving credit facility that matures on October 31, 2018 (the “Unsecured Revolving Credit Facility”). However, under the terms of the facility, the availability has been reduced to approximately $36 million as of February 28, 2017. We may only draw on the Unsecured Revolving Credit Facility prior to October 31, 2017, the one-year anniversary of the closing of the Spin-Off and related transactions. The Unsecured Revolving Credit Facility is guaranteed, jointly and severally, by the borrower subsidiaries under the Senior Secured Credit Facilities, the parent of the borrower subsidiaries and the other subsidiary guarantors of the Senior Secured Credit Facilities. HCP is the sole lender and commitments under the Unsecured Revolving Credit Facility will be decreased each calendar month by an amount equal to 50% of QCP’s and its restricted subsidiaries’ retained cash flow for each such calendar month. All borrowings under the Unsecured Revolving Credit Facility are subject to the satisfaction of certain conditions, including (i) the senior secured revolving credit facility being unavailable, (ii) the failure of HCRMC to pay rent and (iii) other customary conditions, including the absence of a default and the accuracy of representations and warranties. There were no borrowings outstanding under the Unsecured Revolving Credit Facility as of December 31, 2016.

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

Covenants

Our secured and unsecured debt agreements contain certain customary affirmative covenants, including maintaining a minimum debt service coverage ratio, and events of default. The negative covenants in the debt agreements include, among other things, limitations (none of which are absolute) on our ability to: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; change our lines of business; restrict dividends from our subsidiaries or restrict liens; prepay certain junior lien debt or material unsecured debt; modify the terms of certain debt or organizational agreements; and make any amendment or waiver to, or replacement or termination of, the Master Lease or certain other material leases (including amendments, waivers, replacements or terminations that would be materially adverse to the lenders; provided that neither dispositions and investments otherwise permitted under the credit agreement, nor any rent reductions in connection with the Master Lease, shall be considered "materially adverse" for purposes of the covenant). Additionally, our debt agreements include restrictions with regard to the net cash proceeds from the sale of a property, excluding the original 50 non-strategic properties under the Master Lease, whereby the proceeds must be used to repay debt, fund a capital expenditure or invest in a replacement property within 365 days of receipt.

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

As of December 31, 2016, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the debt agreements.

Debt Maturity and Cash Paid for Interest

Scheduled principal repayments on indebtedness as of December 31, 2016 are as follows (in thousands):

Amount
2017	$10,000
2018	10,000
2019	10,000
2020	10,000
2021	35,000
Thereafter	1,700,000
$1,775,000

Cash paid for interest for the year ended December 31, 2016 was $10.7 million.

Fair Value of Debt

The carrying values of our variable-rate debt approximate their fair value. We estimate the fair values of fixed-rate debt using trading quotes in an inactive market, which falls within Level 2 of the fair value hierarchy. The fair value of the Notes with $750 million face value was estimated to be $753.8 million as of December 31, 2016.

NOTE 11. Equity

Prior to the Spin-Off, the financial statements were carved out from HCP’s books and records; thus, there was no separate capital structure and the net assets were reflected as net parent investment in the accompanying combined consolidated financial statements. Upon becoming a separate company on October 31, 2016, our ownership is now classified under the typical stockholders’ equity classifications of preferred stock, common stock, additional paid-in capital and accumulated deficit in the accompanying combined consolidated financial statements.

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

We may, at our option at any time on or after the first anniversary of the issue date, redeem the Class A Preferred Stock at any time in whole, or from time to time in part, for cash at a price per share (the “Preferred Stock Redemption Price”) equal to the liquidation preference, plus any accumulated, accrued and unpaid dividends, to, but excluding, the date of redemption. Upon the occurrence of a Change of Control (as defined in the Articles Supplementary relating thereto), we must redeem all of the outstanding shares of Class A Preferred Stock for cash at a price per share equal to the Preferred Stock Redemption Price. At any time after the seventh anniversary of the issuance of the Class A Preferred Stock, a holder of shares of Class A Preferred Stock has the right to require us to repurchase all or a portion of the holder’s shares at a price per share equal to the Preferred Stock Redemption Price. Except as described above, the shares of Class A Preferred Stock have no stated maturity, are not subject to any sinking fund and will remain outstanding indefinitely. Due to their contingent redeemability upon a Change of Control and redeemability at the stockholder’s option after the seventh anniversary (both described above), the Class A Preferred Stock is classified as redeemable preferred stock within mezzanine equity (outside of permanent equity) in the accompanying combined consolidated balance sheet as of December 31, 2016.

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

On August 3, 2016, the Company entered into an employment agreement with Mark Ordan, which was subsequently amended effective October 3, 2016, pursuant to which he serves as the Company’s Chief Executive Officer following the completion of the Spin‑Off on October 31, 2016 (the “Ordan Employment Agreement”). The Ordan Employment Agreement provides that, beginning in 2017, Mr. Ordan will be eligible to receive annual equity award grants that have a target value equal to 250% of his annual base salary and are subject to time‑based and performance‑based vesting criteria determined by the Company’s compensation committee. On December 2, 2016, the Company entered into a letter agreement with Mr. Ordan (the “Ordan Letter”), memorializing actions under, and changes to, the Ordan Employment Agreement. Effective November 29, 2016, Mr. Ordan received a one‑time equity award grant of restricted stock units relating to 203,804 shares of the Company’s common stock with a grant date fair value of $3 million that will vest in full on the third anniversary of the grant date (the “Ordan Initial RSUs”). On December 31, 2016, Mr. Ordan received a one-time equity award grant of options to purchase 1,600,000 shares of the Company’s common stock, of which 800,000 vested in full on the grant date and 800,000 will vest subject to the achievement of certain performance criteria, with vested options not exercisable until the third anniversary of the grant date (the “Ordan Initial Options”). On December 15, 2016, in light of limits placed on the Ordan Initial RSUs, Mr. Ordan received a one-time equity award grant of additional options to purchase 594,694 shares of the Company’s common stock with a grant date fair value of $1.75 million that will vest in full on, and are not exercisable until, the third anniversary of the grant date (the “Ordan Adjustment Options”). The Ordan Initial RSUs, the Ordan Initial Options and the Ordan Adjustment Options were issued related to the Spin-Off in accordance with the Ordan Employment Agreement and the Ordan Letter, which agreements contain clauses related to clawback, change in control and other events, which would impact the vesting of the awards.

On  December 2, 2016, the Company entered into employment agreements with D. Gregory Neeb, the Company’s President and Chief Investment Officer, and C. Marc Richards, the Company’s Chief Financial Officer, pursuant to which they serve in their respective capacities (the “Executive Employment Agreements”). The Executive Employment Agreements provide that, beginning in 2017, Messrs. Neeb and Richards will be eligible to receive annual equity award grants that have target values equal to 200% and 150% of their annual base salaries, respectively, and are subject to time‑based and performance‑based vesting criteria determined by the Company’s compensation committee. Effective November 29, 2016, Messrs. Neeb and Richards received one‑time equity award grants of restricted stock units relating to 135,869 and 67,934 shares of the Company’s common stock, respectively, with grant date fair values of $2 million and $1 million, respectively, that will vest in full on the third anniversary of the grant date (the “Executive Initial RSUs”). On December 15, 2016, Messrs. Neeb and Richards received one-time equity award grants of options to purchase 1,120,000 and 640,000 shares of the Company’s common stock, respectively, of which 560,000 and 320,000, respectively, vested in full on the grant date and 560,000 and 320,000, respectively, will vest subject to the achievement of certain performance criteria, with vested options not exercisable until the third anniversary of the grant date (the “Executive Initial Options”). On December 15, 2016, in light of limits placed on the Executive Initial RSUs, Messrs. Neeb and Richards received one-time equity award grants of additional options to purchase 416,286 and 305,842 shares of the Company’s common stock, respectively, with grant date fair values of $1.225 million and $0.9 million, respectively, that will vest in full on, and are not exercisable until, the third anniversary of the grant date (the “Executive Adjustment Options”). The Executive Initial RSUs, the Executive Initial Options and the Executive Adjustment Options were issued related to the Spin-Off in accordance with the Executive Employment Agreements, which agreements contain clauses related to clawback, change in control and other events, which would impact the vesting of the awards.

Restricted Stock Unit Awards

During 2016, the Company issued restricted stock units ("RSUs") to certain executive officers, as described above. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods. The amount of compensation related to the unvested RSUs that we expect to recognize in future periods is $5.8 million over a weighted average period of 2.9 years.

A summary of the status of the RSUs at December 31, 2016 and changes during the year are presented below:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding unvested at January 1, 2016	—	$—
Granted	407,607	$14.72
Vested	—	$—
Outstanding unvested at December 31, 2016	407,607	$14.72

Stock Options

During 2016, the Company issued stock options to certain executive officers, as described above. The options with only service conditions were valued using a binomial lattice model and the options with market conditions were valued using a Monte Carlo simulation, and the expense associated with the options is amortized over the requisite service period, determined to be three years for all options. The amount of compensation related to the unvested RSUs that we expect to recognize in future periods is $13.6 million over a weighted average period of 3.0 years.

A summary of the status of the Company's options at December 31, 2016 and changes during the year are listed below:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding unvested at January 1, 2016	—	$—
Granted	4,676,822	$2.96
Vested	—	$—
Outstanding unvested at December 31, 2016	4,676,822	$2.96

The fair value of each option grant was determined using a binomial lattice model (service conditions only) or a Monte Carlo simulation (includes market conditions). The weighted average per share value of options granted as well as the assumptions used to value the 2016 grants is listed below:

Weighted average per share value of options granted	$2.96
Weighted average risk free rates	2.0%
Expected average lives (in years)	5.0
Annual assumed dividend rate	7.3%
Weighted average volatility	35.6%

The following table summarizes information regarding the options outstanding (none vested or exercisable) at December 31, 2016:

Weighted
Average
		Remaining	Weighted
Range of	Number	Contractual	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price
$15.73	4,676,822	7.0	$15.73

The aggregate intrinsic value of options outstanding (none vested, exercised or exercisable) was zero as of December 31, 2016.

Stock Based Compensation Expense

During the year ended December 31, 2016, the Company recorded total stock based compensation expense related to the RSUs and options described above of $0.4 million, which is included within general and administrative expense in the accompanying combined consolidated statements of operations and comprehensive income.

NOTE 12. Commitments and Contingencies

Legal Proceedings in General

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Except as described below, the Company is not aware of any legal proceedings, lawsuits or other claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to record a liability when a loss is considered probable and the amount can be reasonably estimated and to expense legal costs as they are incurred.

Legal Proceedings related to HCRMC

On April 20, 2015, the U.S. Department of Justice (“DOJ”) unsealed a previously filed complaint in the U.S. District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. In June 2016, the court approved the parties’ joint discovery plan, which provides for discovery to be completed by February 2017, which deadline was extended by the court to June 2017 on the joint motion of the parties. The court has not yet issued a scheduling order setting forth dates for summary judgment motions, other pre‑trial motions or a trial date. While this litigation is at an early stage and HCRMC has indicated that it believes the claims are unjust and it will vigorously defend against them, the ultimate outcome is uncertain and a significant adverse judgment against HCRMC or significant settlement obligation could impact the Company’s collection of the contractual rent payments under the Master Lease.

Legal Proceedings related to HCP

Pursuant to a separation and distribution agreement that QCP and HCP entered into in connection with the completion of the Spin‑Off: (i) any liability arising from or relating to QCP’s business has been assumed by QCP and QCP has indemnified HCP and its subsidiaries (and its respective directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such liability, and (ii) HCP has indemnified QCP (including its subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving HCP’s real estate investment business prior to the Spin‑Off and its retained properties. HCP is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its business, which are subject to the indemnities provided by HCP to QCP, including the actions described below.

HCP has reported that, on May 9, 2016, a purported stockholder of HCP filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16‑cv‑01106‑JJH, in the U.S. District Court for the Northern District of Ohio against HCP, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that HCP made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the DOJ in a pending suit against HCRMC arising from the False Claims Act. The plaintiff in the suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. The DOJ lawsuit against HCRMC is described in greater detail above. As the Boynton Beach action is in its early stages and a lead plaintiff has not yet been named, the defendants have not yet responded to the complaint. HCP has reported that it believes the suit to be without merit and intends to vigorously defend against it.

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

Environmental Costs

The Company monitors its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, financial condition or results of operations.

Commitments for Capital Additions

Under the terms of the Master Lease, the Company is required through April 1, 2019, upon the Lessee’s request, to provide the Lessee an amount to fund Capital Additions Costs (as defined in the Master Lease) approved by the Company, in the Company’s reasonable discretion. Such an amount may not exceed $100 million in the aggregate (“Capital Addition Financing”) and the Company is not obligated to advance more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through December 31, 2016, approximately $2.8 million in Capital Addition Financing has been funded by the Company.

Tenant Purchase Options

Certain leases contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable, is as follows (dollars in thousands):

	Annualized	Number of
Year	Base Rent(1)	Properties
2017(2)	$7,466	9
2019	12,023	12
	$19,489	21

(1)

Represents the most recent month’s base rent annualized for 12 months. Base rent does not include tenant recoveries and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles and deferred revenues).

(2)

Relates to a purchase price option for nine properties that is exercisable upon the earlier of: (i) the date on which the Company’s lessee pays in full its mezzanine loan due to HCP or (ii) February 1, 2017 through May 31, 2017, provided the mezzanine loan (which matures October 31, 2018) is paid off or HCP provides a minimum of $65 million in secured financing for the acquisition.

NOTE 13. Income Taxes

If the Company elects to qualify as a REIT and distribute 100% of its taxable income, the Company will generally not be subject to federal or state and local income taxes. However, the following is a discussion of a deferred tax liability that QCP assumed from HCP in the Spin-Off.

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

However, certain states still require a 10‑year holding period and, as such, the assets are still subject to state built‑in gain tax. As of March 31, 2016, HCP determined that it may sell assets during the next five years and, therefore, recorded a deferred tax liability. HCP calculated the deferred tax liability related to the state built‑in‑gain tax using the separate return method and recorded a deferred tax liability of $17.4 million representing its estimated exposure to state built‑in gain tax during the year ended December 31, 2016. As a result of the tax liquidation of a QCP subsidiary during the fourth quarter of 2016, the deferred tax liability became due and payable by April 15, 2017. After adjusting the estimated amount to actual, the income taxes payable as of December 31, 2016 was $16.5 million.

NOTE 14. Earnings Per Common Share

We determine basic earnings per common share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine diluted earnings per common share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. As described in Note 1, the common shares outstanding at the separation date are reflected as outstanding for all periods prior to the separation.

The following table sets forth the computation of our basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$81,145	$113,193	$293,043
Denominator:
Weighted average common shares outstanding - basic	93,598	93,598	93,598
Compensation-related shares	—	—	—
Weighted average common shares outstanding - diluted	93,598	93,598	93,598
Earnings per common share - basic and diluted	$0.87	$1.21	$3.13

For the year ended December 31, 2016, additional potentially dilutive securities include outstanding stock options and restricted stock unit awards. For the year ended December 31, 2016, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive or insignificant. There were no such securities outstanding during the years ended December 31, 2015 or 2014. We accrue distributions when they are declared.

NOTE 15. Concentration of Credit Risk

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

Assets related to HCRMC represented 94% and 97% of the Company’s total assets as of December 31, 2016 and 2015, respectively. The Company derived 94%, 95% and 95% of its total revenues from its lease with HCRMC for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s revenue concentration by state was as follows:

	Year Ended
	December 31,
	2016	2015	2014
Pennsylvania	24%	22%	21%
Illinois	10%	11%	13%
Florida	10%	10%	10%
Michigan	10%	9%	9%
Ohio	7%	10%	12%

The Company’s asset concentration by state was as follows:

	December 31,
	2016	2015
Pennsylvania	20%	21%
Ohio	13%	13%
Illinois	12%	13%
Florida	11%	11%
Michigan	10%	9%

NOTE 16. Subsequent Events

On January 31, 2017, the Company and Tandem Health Care, LLC, a tenant with an option to purchase the nine properties it leases from us at a favorable purchase price, entered into a lease amendment extending the option expiration date from February 28, 2017 to May 31, 2017 and increasing the purchase price. If exercised, the Company will forego approximately $7.5 million in annual rent in exchange for the approximate $78 million purchase price, which proceeds the Company would expect to use to repay outstanding debt.

On March 8, 2017, the Company, upon receiving the approval of the compensation committee of the board of directors, issued the 2017 performance-based stock awards to Messrs. Ordan, Neeb and Richards in the amounts of 107,642, 61,894 and 32,292 shares, respectively.

During the first quarter of 2017, the Company sold the seven remaining non‑strategic properties for an aggregate amount of $19.2 million.

NOTE 17. Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2016 and 2015 is as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
Total revenues	$120,247	$123,690	$123,667	$103,567
Income (loss) before income taxes and income from and impairment of equity method investment	$61,397	$83,799	$58,693	$(105,262)
Net income (loss)	$48,762	$83,593	$53,520	$(104,730)
Earnings (loss) per common share, basic and diluted	$0.52	$0.89	$0.57	$(1.12)
2015
Total revenues	$142,472	$145,549	$146,000	$141,775
Income (loss) before income taxes and income from and impairment of equity method investment	$23,133	$76,271	$79,634	$(63,675)
Net income (loss)	$36,967	$89,908	$74,990	$(88,672)
Earnings (loss) per common share, basic and diluted	$0.39	$0.96	$0.80	$(0.95)

Quality Care Properties, Inc.

Schedule II – Valuation and Qualifying Accounts

Allowance Accounts(1)		Additions		Deductions
(in thousands)	Balance at	Amounts Charged		Uncollectible
Year Ended	Beginning of	Against	Acquired	Accounts	Disposed	Balance at
December 31,	Year	Operations, net	Properties	Written‑off	Properties	End of Year
2016	$198,216	$253	$—	$(188)	$(2,232)	$196,049
2015	846	197,487	—	(117)	—	198,216
2014	1,034	—	—	(188)	—	846

(1)	Includes allowance for straight‑line rent reserves and doubtful accounts.

Quality Care Properties, Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2016

(in thousands)

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2016					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2016	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1790 Citrus Heights	CA	Post‑acute/skillednursing	$—	$4,298	$32,027	$—	$4,298	$32,027	$36,325	$(7,610)	2011	40
1791 Fountain Valley	CA	Post‑acute/skillednursing	—	4,348	6,877	—	4,348	6,877	11,225	(2,962)	2011	40
1712 Hemet	CA	Post‑acute/skillednursing	—	679	20,683	—	679	20,683	21,362	(6,150)	2011	40
1877 Palm Desert	CA	Post‑acute/skillednursing	—	4,048	15,164	—	4,048	15,164	19,212	(5,358)	2011	40
1629 Sunnyvale	CA	Post‑acute/skillednursing	—	10,597	15,528	—	10,597	15,528	26,125	(4,124)	2011	40
1656 Walnut Creek	CA	Post‑acute/skillednursing	—	11,797	21,303	—	11,797	21,303	33,100	(4,914)	2011	45
1741 Walnut Creek	CA	Post‑acute/skillednursing	—	7,248	40,865	—	7,248	40,865	48,113	(8,808)	2011	45
1792 Boulder	CO	Post‑acute/skillednursing	—	5,248	18,064	—	5,248	18,064	23,312	(4,234)	2011	40
1713 Denver	CO	Post‑acute/skillednursing	—	1,399	32,038	—	1,399	32,038	33,437	(6,923)	2011	40
0002 Fort Collins	CO	Post‑acute/skillednursing	—	498	1,913	1,202	498	3,115	3,613	(3,114)	1985	25
0018 Morrison	CO	Post‑acute/skillednursing	—	1,428	5,464	3,294	1,428	8,758	10,186	(8,662)	1985	24
1657 Wilmington	DE	Post‑acute/skillednursing	—	2,349	36,550	—	2,349	36,550	38,899	(7,560)	2011	45
1793 Wilmington	DE	Post‑acute/skillednursing	—	739	16,872	—	739	16,872	17,611	(4,747)	2011	40
1665 Boca Raton	FL	Post‑acute/skillednursing	—	5,748	6,401	—	5,748	6,401	12,149	(1,699)	2011	45
1745 Boca Raton	FL	Post‑acute/skillednursing	—	2,099	22,013	—	2,099	22,013	24,112	(5,089)	2011	45
1916 Boynton Beach	FL	Post‑acute/skillednursing	—	3,798	18,100	—	3,798	18,100	21,898	(4,587)	2011	45
1747 Boynton Beach	FL	Post‑acute/skillednursing	—	2,499	13,950	—	2,499	13,950	16,449	(3,099)	2011	45
1825 Delray Beach	FL	Post‑acute/skillednursing	—	3,868	28,343	—	3,868	28,343	32,211	(5,031)	2011	55
1661 Dunedin	FL	Post‑acute/skillednursing	—	1,399	15,931	—	1,399	15,931	17,330	(3,350)	2011	45
1664 Ft. Myers	FL	Post‑acute/skillednursing	—	1,249	17,306	—	1,249	17,306	18,555	(4,051)	2011	45
1920 Ft. Myers	FL	Post‑acute/skillednursing	—	3,298	17,375	—	3,298	17,375	20,673	(4,046)	2011	50
1663 Hialeah	FL	Post‑acute/skillednursing	—	2,549	20,525	—	2,549	20,525	23,074	(4,462)	2011	45
1631 Jacksonville	FL	Post‑acute/skillednursing	—	489	15,285	—	489	15,285	15,774	(3,484)	2011	40
1748 Jacksonville	FL	Post‑acute/skillednursing	—	1,199	24,325	—	1,199	24,325	25,524	(4,949)	2011	45
1751 Lauder Hill	FL	Post‑acute/skillednursing	—	1,599	13,613	—	1,599	13,613	15,212	(2,967)	2011	45
1662 Miami	FL	Post‑acute/skillednursing	—	2,649	21,038	—	2,649	21,038	23,687	(5,315)	2011	45
1913 Naples	FL	Post‑acute/skillednursing	—	1,349	14,362	—	1,349	14,362	15,711	(3,322)	2011	45
1918 Orange Park	FL	Post‑acute/skillednursing	—	1,749	10,400	—	1,749	10,400	12,149	(3,344)	2011	45
1749 Palm Beach Gardens	FL	Post‑acute/skillednursing	—	3,248	10,850	—	3,248	10,850	14,098	(2,702)	2011	45
1744 Palm Harbor	FL	Post‑acute/skillednursing	—	3,349	23,687	—	3,349	23,687	27,036	(6,090)	2011	45
1917 Plantation	FL	Post‑acute/skillednursing	—	1,500	17,950	—	1,500	17,950	19,450	(3,784)	2011	45
1750 Sarasota	FL	Post‑acute/skillednursing	—	6,299	8,413	—	6,299	8,413	14,712	(2,842)	2011	50
1772 Sarasota	FL	Post‑acute/skillednursing	—	1,000	7,238	—	1,000	7,238	8,238	(2,112)	2011	35
1827 Sarasota	FL	Post‑acute/skillednursing	—	0	22,650	—	—	22,650	22,650	(5,168)	2011	45
1746 Tamarac	FL	Post‑acute/skillednursing	—	3,249	16,200	—	3,249	16,200	19,449	(4,084)	2011	45
1914 Tampa	FL	Post‑acute/skillednursing	—	1,450	21,812	—	1,450	21,812	23,262	(4,801)	2011	45
1660 Venice	FL	Post‑acute/skillednursing	—	1,000	20,287	—	1,000	20,287	21,287	(4,289)	2011	50
1915 W. Palm Beach	FL	Post‑acute/skillednursing	—	1,800	15,187	—	1,800	15,187	16,987	(3,429)	2011	45
2345 Winter Park	FL	Post‑acute/skillednursing	—	1,703	8,966	—	1,703	8,966	10,669	(466)	2015	50
1829 Zephyrhills	FL	Post‑acute/skillednursing	—	1,150	19,525	—	1,150	19,525	20,675	(3,986)	2011	45
1608 Decatur	GA	Post‑acute/skillednursing	—	2,200	27,494	—	2,200	27,494	29,694	(5,940)	2011	35

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2016					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2016	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1632 Marietta	GA	Post‑acute/skillednursing	—	1,900	25,744	—	1,900	25,744	27,644	(5,247)	2011	40
1609 Cedar Rapids	IA	Post‑acute/skillednursing	—	810	15,659	—	810	15,659	16,469	(4,081)	2011	35
1690 Davenport	IA	Post‑acute/skillednursing	—	350	7,312	—	350	7,312	7,662	(2,290)	2011	35
2343 Davenport	IA	Post‑acute/skillednursing	—	4,061	28,390	—	4,061	28,390	32,451	(2,597)	2015	50
1859 Dubuque	IA	Post‑acute/skillednursing	—	410	14,077	—	410	14,077	14,487	(3,987)	2011	35
1753 W. Des Moines	IA	Post‑acute/skillednursing	—	650	4,543	—	650	4,543	5,193	(1,620)	2011	60
1858 Waterloo	IA	Post‑acute/skillednursing	—	600	11,550	—	600	11,550	12,150	(3,490)	2011	35
0297 Rexburg	ID	Post‑acute/skillednursing	—	200	5,310	(253)	200	5,057	5,257	(2,672)	1998	35
1755 Canton	IL	Post‑acute/skillednursing	—	440	5,154	—	440	5,154	5,594	(2,153)	2011	45
1796 Champaign	IL	Post‑acute/skillednursing	—	850	7,950	—	850	7,950	8,800	(2,430)	2011	40
1773 Decatur	IL	Post‑acute/skillednursing	—	100	16,962	—	100	16,962	17,062	(4,545)	2011	35
1754 Elk Grove Village	IL	Post‑acute/skillednursing	—	7,249	32,701	—	7,249	32,701	39,950	(7,328)	2011	45
1611 Galesburg	IL	Post‑acute/skillednursing	—	100	6,500	—	100	6,500	6,600	(2,073)	2011	35
1668 Henry	IL	Post‑acute/skillednursing	—	550	11,081	—	550	11,081	11,631	(3,000)	2011	45
1880 Hinsdale	IL	Post‑acute/skillednursing	—	8,549	57,251	—	8,549	57,251	65,800	(12,349)	2011	40
1756 Homewood	IL	Post‑acute/skillednursing	—	1,550	16,075	—	1,550	16,075	17,625	(3,894)	2011	50
1831 Libertyville	IL	Post‑acute/skillednursing	—	4,249	14,588	—	4,249	14,588	18,837	(4,405)	2011	45
1693 Macomb	IL	Post‑acute/skillednursing	—	440	8,098	—	440	8,098	8,538	(2,589)	2011	35
1694 Moline	IL	Post‑acute/skillednursing	—	1,300	39,437	—	1,300	39,437	40,737	(9,411)	2011	35
1774 Naperville	IL	Post‑acute/skillednursing	—	2,250	27,125	(24,889)	439	4,047	4,486	—	2011	35
1691 Normal	IL	Post‑acute/skillednursing	—	650	25,812	(23,697)	88	2,677	2,765	—	2011	35
1922 Northbrook	IL	Post‑acute/skillednursing	—	2,200	9,550	—	2,200	9,550	11,750	(2,436)	2011	50
1715 Oak Lawn	IL	Post‑acute/skillednursing	—	2,200	24,825	—	2,200	24,825	27,025	(5,542)	2011	40
1861 Oak Lawn	IL	Post‑acute/skillednursing	—	4,349	39,125	(37,106)	834	5,534	6,368	—	2011	35
1832 Palos Heights	IL	Post‑acute/skillednursing	—	5,999	59,951	—	5,999	59,951	65,950	(11,246)	2011	45
1921 Palos Heights	IL	Post‑acute/skillednursing	—	3,049	41,037	—	3,049	41,037	44,086	(7,954)	2011	45
1834 Paxton	IL	Post‑acute/skillednursing	—	500	20,650	(18,632)	76	2,442	2,518	—	2011	45
1860 Peoria	IL	Post‑acute/skillednursing	—	750	24,537	—	750	24,537	25,287	(6,630)	2011	35
1692 Rolling Meadows	IL	Post‑acute/skillednursing	—	1,200	5,288	—	1,200	5,288	6,488	(3,297)	2011	35
1634 S. Holland	IL	Post‑acute/skillednursing	—	3,099	43,100	(38,945)	599	6,655	7,254	—	2011	40
1923 Westmont	IL	Post‑acute/skillednursing	—	5,799	17,701	—	5,799	17,701	23,500	(5,147)	2011	45
0384 Angola	IN	Post‑acute/skillednursing	—	130	2,900	2,791	130	5,691	5,821	(1,940)	1999	35
1716 Avon	IN	Post‑acute/skillednursing	—	1,600	13,613	—	1,600	13,613	15,213	(3,421)	2011	40
1882 Carmel	IN	Post‑acute/skillednursing	—	2,400	15,225	—	2,400	15,225	17,625	(2,974)	2011	40
0385 Fort Wayne	IN	Post‑acute/skillednursing	—	200	4,150	2,667	200	6,817	7,017	(2,669)	1999	38
0386 Fort Wayne	IN	Post‑acute/skillednursing	—	140	3,760	—	140	3,760	3,900	(1,844)	1999	35
0387 Huntington	IN	Post‑acute/skillednursing	—	30	2,970	338	30	3,308	3,338	(1,533)	1999	35
1612 Indianapolis	IN	Post‑acute/skillednursing	—	1,450	26,413	—	1,450	26,413	27,863	(5,852)	2011	35
1883 Topeka	KS	Post‑acute/skillednursing	—	1,050	8,313	—	1,050	8,313	9,363	(2,400)	2011	40
1717 Wichita	KS	Post‑acute/skillednursing	—	650	4,813	—	650	4,813	5,463	(1,640)	2011	40
1777 Adelphi	MD	Post‑acute/skillednursing	—	1,750	2,632	—	1,750	2,632	4,382	(1,358)	2011	35
1639 Baltimore	MD	Post‑acute/skillednursing	—	2,500	6,938	—	2,500	6,938	9,438	(2,460)	2011	40
1927 Baltimore	MD	Post‑acute/skillednursing	—	1,300	15,775	—	1,300	15,775	17,075	(3,414)	2011	50
1638 Bethesda	MD	Post‑acute/skillednursing	—	6,799	1,513	—	6,799	1,513	8,312	(479)	2011	40
1836 Catonsville	MD	Post‑acute/skillednursing	—	2,450	25,413	—	2,450	25,413	27,863	(4,613)	2011	60
1696 Chevy Chase	MD	Post‑acute/skillednursing	—	14,748	4,577	—	14,748	4,577	19,325	(2,178)	2011	35
1863 Hyattsville	MD	Post‑acute/skillednursing	—	2,450	17,825	—	2,450	17,825	20,275	(3,604)	2011	35

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2016					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2016	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1718 Largo	MD	Post‑acute/skillednursing	—	950	11,856	—	950	11,856	12,806	(3,167)	2011	40
1669 Potomac	MD	Post‑acute/skillednursing	—	14,698	26,590	—	14,698	26,590	41,288	(6,199)	2011	45
1757 Silver Spring	MD	Post‑acute/skillednursing	—	1,650	18,800	—	1,650	18,800	20,450	(4,331)	2011	45
1637 Towson	MD	Post‑acute/skillednursing	—	1,300	16,900	—	1,300	16,900	18,200	(2,775)	2011	40
1776 Towson	MD	Post‑acute/skillednursing	—	1,950	11,250	—	1,950	11,250	13,200	(3,355)	2011	35
1799 Towson	MD	Post‑acute/skillednursing	—	2,850	14,213	—	2,850	14,213	17,063	(4,020)	2011	40
1695 Wheaton	MD	Post‑acute/skillednursing	—	1,500	9,850	—	1,500	9,850	11,350	(2,711)	2011	35
1697 Allen Park	MI	Post‑acute/skillednursing	—	2,500	40,637	—	2,500	40,637	43,137	(9,188)	2011	35
1839 Ann Arbor	MI	Post‑acute/skillednursing	—	5,399	29,288	—	5,399	29,288	34,687	(6,845)	2011	50
1779 Battle Creek	MI	Post‑acute/skillednursing	—	1,000	9,856	—	1,000	9,856	10,856	(2,377)	2011	35
1890 Bay City	MI	Post‑acute/skillednursing	—	900	14,987	(13,464)	171	2,252	2,423	—	2011	40
1887 Bloomfield Hills	MI	Post‑acute/skillednursing	—	1,950	12,263	—	1,950	12,263	14,213	(5,454)	2011	40
1838 Canton	MI	Post‑acute/skillednursing	—	1,600	43,050	—	1,600	43,050	44,650	(6,837)	2011	55
1886 Dearborn Heights	MI	Post‑acute/skillednursing	—	3,199	21,100	—	3,199	21,100	24,299	(5,523)	2011	40
1888 Flint	MI	Post‑acute/skillednursing	—	550	37,406	—	550	37,406	37,956	(7,523)	2011	40
1721 Flushing	MI	Post‑acute/skillednursing	—	1,250	34,000	—	1,250	34,000	35,250	(6,693)	2011	40
1778 Grand Rapids	MI	Post‑acute/skillednursing	—	2,850	4,563	—	2,850	4,563	7,413	(1,507)	2011	35
1802 Grand Rapids	MI	Post‑acute/skillednursing	—	3,949	4,276	—	3,949	4,276	8,225	(2,258)	2011	40
1722 Grosse Pointe	MI	Post‑acute/skillednursing	—	900	10,169	—	900	10,169	11,069	(2,664)	2011	40
1781 Ionia	MI	Post‑acute/skillednursing	—	350	6,781	—	350	6,781	7,131	(2,373)	2011	35
1613 Kingsford	MI	Post‑acute/skillednursing	—	1,450	14,450	—	1,450	14,450	15,900	(3,470)	2011	35
1641 Livonia	MI	Post‑acute/skillednursing	—	1,750	4,569	—	1,750	4,569	6,319	(1,092)	2011	40
1800 Livonia	MI	Post‑acute/skillednursing	—	1,650	4,550	—	1,650	4,550	6,200	(1,945)	2011	40
1929 Muskegon	MI	Post‑acute/skillednursing	—	2,050	13,006	—	2,050	13,006	15,056	(3,151)	2011	45
1640 Plymouth	MI	Post‑acute/skillednursing	—	1,300	19,287	—	1,300	19,287	20,587	(4,403)	2011	40
2350 Sterling Heights	MI	Post‑acute/skillednursing	—	2,156	52,527	2,795	2,156	55,322	57,478	(1,445)	2016	50
1889 Three Rivers	MI	Post‑acute/skillednursing	—	1,300	10,050	—	1,300	10,050	11,350	(3,165)	2011	40
1670 Troy	MI	Post‑acute/skillednursing	—	2,150	47,868	—	2,150	47,868	50,018	(6,677)	2011	60
1759 W. Bloomfield Township	MI	Post‑acute/skillednursing	—	4,799	24,963	(26,407)	651	2,704	3,355	—	2011	45
1642 Whitehall	MI	Post‑acute/skillednursing	—	2,650	9,638	—	2,650	9,638	12,288	(2,083)	2011	40
1698 Wyoming	MI	Post‑acute/skillednursing	—	1,100	10,837	—	1,100	10,837	11,937	(2,787)	2011	35
1865 Florissant	MO	Post‑acute/skillednursing	—	1,100	2,706	—	1,100	2,706	3,806	(1,116)	2011	35
1864 Springfield	MO	Post‑acute/skillednursing	—	2,100	3,270	—	2,100	3,270	5,370	(1,380)	2011	35
1803 Pinehurst	NC	Post‑acute/skillednursing	—	1,200	11,325	—	1,200	11,325	12,525	(2,832)	2011	40
1614 Fargo	ND	Post‑acute/skillednursing	—	650	15,250	—	650	15,250	15,900	(3,930)	2011	35
1671 Mountainside	NJ	Post‑acute/skillednursing	—	8,099	8,976	—	8,099	8,976	17,075	(2,204)	2011	45
1615 New Providence	NJ	Post‑acute/skillednursing	—	8,849	3,114	—	8,849	3,114	11,963	(1,190)	2011	35
1804 Paulsboro	NJ	Post‑acute/skillednursing	—	2,400	31,112	—	2,400	31,112	33,512	(7,308)	2011	40
2348 Sewell	NJ	Post‑acute/skillednursing	—	5,460	20,020	—	5,460	20,020	25,480	(1,173)	2015	50
1931 Voorhees Township	NJ	Post‑acute/skillednursing	—	4,299	15,763	—	4,299	15,763	20,062	(4,148)	2011	60
1842 Reno	NV	Post‑acute/skillednursing	—	0	21,025	—	—	21,025	21,025	(5,227)	2011	45
2342 Sparks	NV	Post‑acute/skillednursing	—	2,204	17,952	—	2,204	17,952	20,156	(966)	2015	50
0388 Las Vegas	NV	Post‑acute/skillednursing	—	1,300	3,950	5,124	1,300	9,074	10,374	(2,833)	1999	35
0389 Las Vegas	NV	Post‑acute/skillednursing	—	1,300	5,800	—	1,300	5,800	7,100	(2,845)	1999	35
1808 Akron	OH	Post‑acute/skillednursing	—	1,000	11,925	—	1,000	11,925	12,925	(2,662)	2011	40
1805 Barberton	OH	Post‑acute/skillednursing	—	950	14,937	—	950	14,937	15,887	(3,437)	2011	40
1674 Bellefontaine	OH	Post‑acute/skillednursing	—	2,050	5,644	—	2,050	5,644	7,694	(1,867)	2011	45
1726 Bucyrus	OH	Post‑acute/skillednursing	—	450	8,387	—	450	8,387	8,837	(2,239)	2011	40

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2016					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2016	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1895 Canton	OH	Post‑acute/skillednursing	—	1,900	4,900	—	1,900	4,900	6,800	(1,141)	2011	40
1677 Centerville	OH	Post‑acute/skillednursing	—	4,349	29,088	—	4,349	29,088	33,437	(5,745)	2011	50
1811 Chillicothe	OH	Post‑acute/skillednursing	—	950	13,762	—	950	13,762	14,712	(3,097)	2011	40
1893 Cleveland	OH	Post‑acute/skillednursing	—	1,100	6,063	—	1,100	6,063	7,163	(1,990)	2011	40
1648 Dayton	OH	Post‑acute/skillednursing	—	1,600	18,462	—	1,600	18,462	20,062	(4,116)	2011	40
2347 Dublin	OH	Post‑acute/skillednursing	—	3,395	23,179	—	3,395	23,179	26,574	(937)	2015	50
0390 Fairborn	OH	Post‑acute/skillednursing	—	250	4,850	—	250	4,850	5,100	(2,379)	1999	35
1700 Fairfield	OH	Post‑acute/skillednursing	—	850	14,351	—	850	14,351	15,201	(3,954)	2011	35
0391 Georgetown	OH	Post‑acute/skillednursing	—	130	4,970	—	130	4,970	5,100	(2,438)	1999	35
1868 Greenville	OH	Post‑acute/skillednursing	—	850	8,287	—	850	8,287	9,137	(2,454)	2011	35
1812 Hillsboro	OH	Post‑acute/skillednursing	—	1,450	14,438	—	1,450	14,438	15,888	(3,288)	2011	40
1724 Jackson	OH	Post‑acute/skillednursing	—	650	3,156	—	650	3,156	3,806	(724)	2011	40
1727 Kettering	OH	Post‑acute/skillednursing	—	1,750	15,875	—	1,750	15,875	17,625	(3,745)	2011	40
1807 Madeira	OH	Post‑acute/skillednursing	—	1,050	10,138	—	1,050	10,138	11,188	(3,263)	2011	40
1728 Marietta	OH	Post‑acute/skillednursing	—	400	7,575	—	400	7,575	7,975	(2,208)	2011	40
1672 Marion	OH	Post‑acute/skillednursing	—	3,449	26,925	—	3,449	26,925	30,374	(4,496)	2011	60
1646 Mayfield Heights	OH	Post‑acute/skillednursing	—	600	18,725	—	600	18,725	19,325	(4,326)	2011	40
1933 Mentor	OH	Post‑acute/skillednursing	—	400	34,825	—	400	34,825	35,225	(6,988)	2011	45
1673 Miamisburg	OH	Post‑acute/skillednursing	—	900	18,512	—	900	18,512	19,412	(4,730)	2011	45
1645 N. Olmsted	OH	Post‑acute/skillednursing	—	1,300	15,880	—	1,300	15,880	17,180	(4,259)	2011	40
1806 Oregon	OH	Post‑acute/skillednursing	—	550	10,025	—	550	10,025	10,575	(2,647)	2011	40
1762 Parma	OH	Post‑acute/skillednursing	—	3,549	21,450	—	3,549	21,450	24,999	(4,153)	2011	60
1809 Perrysburg	OH	Post‑acute/skillednursing	—	750	21,712	—	750	21,712	22,462	(5,096)	2011	40
1730 Piqua	OH	Post‑acute/skillednursing	—	1,000	5,661	—	1,000	5,661	6,661	(1,933)	2011	40
0392 Port Clinton	OH	Post‑acute/skillednursing	—	370	3,630	—	370	3,630	4,000	(1,780)	1999	35
1729 Portsmouth	OH	Post‑acute/skillednursing	—	550	20,375	—	550	20,375	20,925	(4,219)	2011	40
1813 S. Point	OH	Post‑acute/skillednursing	—	50	23,450	—	50	23,450	23,500	(4,493)	2011	40
1647 Springfield	OH	Post‑acute/skillednursing	—	100	11,087	—	100	11,087	11,187	(3,483)	2011	40
0393 Springfield	OH	Post‑acute/skillednursing	—	213	3,950	2,113	213	6,063	6,276	(2,360)	1999	35
1782 Toledo	OH	Post‑acute/skillednursing	—	350	12,456	—	350	12,456	12,806	(3,136)	2011	35
0394 Toledo	OH	Post‑acute/skillednursing	—	120	5,130	—	120	5,130	5,250	(2,516)	1999	35
2346 Twinsburg	OH	Post‑acute/skillednursing	—	3,519	24,031	—	3,519	24,031	27,550	(972)	2015	50
0395 Versailles	OH	Post‑acute/skillednursing	—	120	4,980	—	120	4,980	5,100	(2,443)	1999	35
1675 Waterville	OH	Post‑acute/skillednursing	—	150	12,375	—	150	12,375	12,525	(3,159)	2011	45
1896 Wauseon	OH	Post‑acute/skillednursing	—	50	2,812	—	50	2,812	2,862	(1,097)	2011	40
1867 Westerville	OH	Post‑acute/skillednursing	—	650	16,156	—	650	16,156	16,806	(4,833)	2011	35
1870 Westerville	OH	Post‑acute/skillednursing	—	650	10,206	—	650	10,206	10,856	(3,102)	2011	35
1892 Willoughby	OH	Post‑acute/skillednursing	—	800	28,575	—	800	28,575	29,375	(6,770)	2011	40
1731 Allentown	PA	Post‑acute/skillednursing	—	700	21,625	—	700	21,625	22,325	(5,085)	2011	40
1706 Bedford	PA	Post‑acute/skillednursing	—	150	11,975	—	150	11,975	12,125	(2,811)	2011	35
1681 Bethel Park	PA	Post‑acute/skillednursing	—	700	22,800	—	700	22,800	23,500	(4,928)	2011	45
1732 Bethlehem	PA	Post‑acute/skillednursing	—	1,450	46,862	—	1,450	46,862	48,312	(9,481)	2011	40
1818 Bethlehem	PA	Post‑acute/skillednursing	—	1,450	27,538	—	1,450	27,538	28,988	(6,619)	2011	40
1736 Camp Hill	PA	Post‑acute/skillednursing	—	310	25,865	—	310	25,865	26,175	(5,863)	2011	40
1766 Canonsburg	PA	Post‑acute/skillednursing	—	850	23,450	—	850	23,450	24,300	(5,011)	2011	45
1650 Carlisle	PA	Post‑acute/skillednursing	—	700	13,625	—	700	13,625	14,325	(3,765)	2011	40
1733 Chambersburg	PA	Post‑acute/skillednursing	—	1,450	29,275	—	1,450	29,275	30,725	(6,702)	2011	40
1899 Dallastown	PA	Post‑acute/skillednursing	—	950	30,337	—	950	30,337	31,287	(7,453)	2011	40

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2016					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2016	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1622 E. York	PA	Post‑acute/skillednursing	—	1,050	26,250	—	1,050	26,250	27,300	(5,659)	2011	35
1651 Easton	PA	Post‑acute/skillednursing	—	5,399	33,688	—	5,399	33,688	39,087	(7,593)	2011	40
1848 Easton	PA	Post‑acute/skillednursing	—	1,850	38,556	—	1,850	38,556	40,406	(6,644)	2011	55
1621 Elizabethtown	PA	Post‑acute/skillednursing	—	550	15,962	—	550	15,962	16,512	(4,217)	2011	35
1705 Erie	PA	Post‑acute/skillednursing	—	150	14,837	—	150	14,837	14,987	(3,862)	2011	35
1764 Huntingdon Valley	PA	Post‑acute/skillednursing	—	2,250	11,400	—	2,250	11,400	13,650	(2,914)	2011	50
1734 Jersey Shore	PA	Post‑acute/skillednursing	—	50	15,287	—	50	15,287	15,337	(3,655)	2011	40
1765 King of Prussia	PA	Post‑acute/skillednursing	—	4,199	19,113	—	4,199	19,113	23,312	(4,544)	2011	45
1900 Kingston	PA	Post‑acute/skillednursing	—	650	25,525	—	650	25,525	26,175	(5,817)	2011	40
1703 Lancaster	PA	Post‑acute/skillednursing	—	1,600	32,375	—	1,600	32,375	33,975	(7,330)	2011	35
1901 Laureldale	PA	Post‑acute/skillednursing	—	550	43,212	—	550	43,212	43,762	(9,216)	2011	40
1815 Lebanon	PA	Post‑acute/skillednursing	—	800	19,650	—	800	19,650	20,450	(4,804)	2011	40
1680 Monroeville	PA	Post‑acute/skillednursing	—	700	21,200	—	700	21,200	21,900	(4,486)	2011	50
1847 Montgomeryville	PA	Post‑acute/skillednursing	—	3,299	18,600	—	3,299	18,600	21,899	(4,741)	2011	45
1683 Pittsburgh	PA	Post‑acute/skillednursing	—	1,900	32,150	—	1,900	32,150	34,050	(5,565)	2011	50
1785 Pittsburgh	PA	Post‑acute/skillednursing	—	800	15,725	—	800	15,725	16,525	(4,592)	2011	35
1820 Pittsburgh	PA	Post‑acute/skillednursing	—	3,899	4,338	—	3,899	4,338	8,237	(978)	2011	40
1874 Pittsburgh	PA	Post‑acute/skillednursing	—	500	13,150	—	500	13,150	13,650	(4,167)	2011	35
1935 Pittsburgh	PA	Post‑acute/skillednursing	—	250	28,175	—	250	28,175	28,425	(6,404)	2011	45
1936 Pittsburgh	PA	Post‑acute/skillednursing	—	850	30,312	—	850	30,312	31,162	(6,674)	2011	45
1784 Pottstown	PA	Post‑acute/skillednursing	—	800	26,725	—	800	26,725	27,525	(6,319)	2011	35
1816 Pottsville	PA	Post‑acute/skillednursing	—	150	26,587	—	150	26,587	26,737	(5,966)	2011	40
1819 Sinking Spring	PA	Post‑acute/skillednursing	—	1,500	41,137	—	1,500	41,137	42,637	(8,835)	2011	40
1735 Sunbury	PA	Post‑acute/skillednursing	—	250	15,863	—	250	15,863	16,113	(2,713)	2011	40
1619 W. Reading	PA	Post‑acute/skillednursing	—	1,350	27,075	—	1,350	27,075	28,425	(6,541)	2011	35
1875 Wallingford	PA	Post‑acute/skillednursing	—	2,250	19,650	—	2,250	19,650	21,900	(5,995)	2011	35
1873 Wilkes‑Barre	PA	Post‑acute/skillednursing	—	450	11,300	—	450	11,300	11,750	(3,284)	2011	35
1817 Williamsport	PA	Post‑acute/skillednursing	—	350	15,550	—	350	15,550	15,900	(4,040)	2011	40
1902 Williamsport	PA	Post‑acute/skillednursing	—	450	9,213	—	450	9,213	9,663	(2,872)	2011	40
1846 Yardley	PA	Post‑acute/skillednursing	—	17,797	13,802	—	17,797	13,802	31,599	(3,871)	2011	45
1704 Yeadon	PA	Post‑acute/skillednursing	—	850	34,399	—	850	34,399	35,249	(7,996)	2011	35
1620 York	PA	Post‑acute/skillednursing	—	2,000	16,763	—	2,000	16,763	18,763	(4,516)	2011	35
1903 York	PA	Post‑acute/skillednursing	—	1,200	17,037	—	1,200	17,037	18,237	(4,685)	2011	40
1737 Charleston	SC	Post‑acute/skillednursing	—	1,950	22,162	—	1,950	22,162	24,112	(4,903)	2011	40
1786 Columbia	SC	Post‑acute/skillednursing	—	400	5,638	—	400	5,638	6,038	(1,933)	2011	35
1623 Greenville	SC	Post‑acute/skillednursing	—	900	16,444	—	900	16,444	17,344	(3,961)	2011	35
1738 Greenville	SC	Post‑acute/skillednursing	—	1,100	18,475	—	1,100	18,475	19,575	(4,290)	2011	40
1849 Hanahan	SC	Post‑acute/skillednursing	—	2,000	19,150	—	2,000	19,150	21,150	(4,636)	2011	45
1906 Union	SC	Post‑acute/skillednursing	—	500	24,787	—	500	24,787	25,287	(5,540)	2011	40
1624 Aberdeen	SD	Post‑acute/skillednursing	—	500	13,600	—	500	13,600	14,100	(3,495)	2011	35
1850 Austin	TX	Post‑acute/skillednursing	—	1,400	11,125	—	1,400	11,125	12,525	(3,785)	2011	45
1939 Bedford	TX	Post‑acute/skillednursing	—	600	9,025	—	600	9,025	9,625	(2,294)	2011	45
1707 Ft. Worth	TX	Post‑acute/skillednursing	—	650	3,169	—	650	3,169	3,819	(1,027)	2011	35
1708 Ft. Worth	TX	Post‑acute/skillednursing	—	400	4,450	—	400	4,450	4,850	(1,653)	2011	35
1908 SanAntonio	TX	Post‑acute/skillednursing	—	550	18,900	—	550	18,900	19,450	(5,036)	2011	40
0296 Ogden	UT	Post‑acute/skillednursing	—	249	4,685	(253)	249	4,432	4,681	(2,321)	1998	35
1710 Alexandria	VA	Post‑acute/skillednursing	—	2,000	9,350	—	2,000	9,350	11,350	(2,543)	2011	35
1822 Arlington	VA	Post‑acute/skillednursing	—	4,249	15,725	—	4,249	15,725	19,974	(3,894)	2011	40

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2016					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2016	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1852 Fairfax	VA	Post‑acute/skillednursing	—	8,449	15,051	—	8,449	15,051	23,500	(4,199)	2011	45
0681 Fishersville	VA	Post‑acute/skillednursing	—	751	7,734	(514)	751	7,220	7,971	(2,292)	2004	40
0682 Floyd	VA	Post‑acute/skillednursing	—	309	2,263	(370)	309	1,893	2,202	(957)	2004	25
0689 Independence	VA	Post‑acute/skillednursing	—	206	8,366	(556)	206	7,810	8,016	(2,457)	2004	40
1909 Lynchburg	VA	Post‑acute/skillednursing	—	200	15,075	—	200	15,075	15,275	(4,054)	2011	40
0683 Newport News	VA	Post‑acute/skillednursing	—	535	6,192	(473)	535	5,719	6,254	(1,814)	2004	40
1767 Richmond	VA	Post‑acute/skillednursing	—	950	25,225	—	950	25,225	26,175	(5,059)	2011	45
1787 Richmond	VA	Post‑acute/skillednursing	—	950	14,762	—	950	14,762	15,712	(5,442)	2011	35
0684 Roanoke	VA	Post‑acute/skillednursing	—	586	7,159	(463)	586	6,696	7,282	(2,124)	2004	40
0685 Staunton	VA	Post‑acute/skillednursing	—	422	8,681	(545)	422	8,136	8,558	(2,579)	2004	40
0686 Williamsburg	VA	Post‑acute/skillednursing	—	699	4,886	(422)	699	4,464	5,163	(1,418)	2004	40
0690 Windsor	VA	Post‑acute/skillednursing	—	319	7,543	(525)	319	7,018	7,337	(2,208)	2004	40
0687 Woodstock	VA	Post‑acute/skillednursing	—	603	5,394	(411)	603	4,983	5,586	(1,583)	2004	40
1686 Gig Harbor	WA	Post‑acute/skillednursing	—	900	18,425	—	900	18,425	19,325	(3,846)	2011	45
2349 Lacey	WA	Post‑acute/skillednursing	—	3,466	28,238	—	3,466	28,238	31,704	(1,021)	2016	50
1768 Lynnwood	WA	Post‑acute/skillednursing	—	1,300	24,550	—	1,300	24,550	25,850	(5,150)	2011	45
1910 Spokane	WA	Post‑acute/skillednursing	—	1,800	29,925	—	1,800	29,925	31,725	(6,707)	2011	40
1769 Tacoma	WA	Post‑acute/skillednursing	—	1,050	33,000	—	1,050	33,000	34,050	(6,403)	2011	45
2344 Vancouver	WA	Post‑acute/skillednursing	—	3,345	27,249	—	3,345	27,249	30,594	(1,466)	2015	50
1789 Fond du Lac	WI	Post‑acute/skillednursing	—	670	3,861	—	670	3,861	4,531	(894)	2011	35
1626 Green Bay	WI	Post‑acute/skillednursing	—	300	15,760	—	300	15,760	16,060	(4,180)	2011	35
1788 Green Bay	WI	Post‑acute/skillednursing	—	200	3,937	—	200	3,937	4,137	(1,902)	2011	35
1627 Kenosha	WI	Post‑acute/skillednursing	—	650	12,713	—	650	12,713	13,363	(3,853)	2011	35
1711 Platteville	WI	Post‑acute/skillednursing	—	350	5,325	—	350	5,325	5,675	(1,968)	2011	35
1687 Waukesha	WI	Post‑acute/skillednursing	—	700	4,694	—	700	4,694	5,394	(900)	2011	50
1742 Avon	CT	Memorycare/assistedliving	—	4,059	13,800	—	4,059	13,800	17,859	(2,387)	2011	45
1878 Farmington	CT	Memorycare/assistedliving	—	3,599	13,801	—	3,599	13,801	17,400	(2,591)	2011	40
1743 Wilmington	DE	Memorycare/assistedliving	—	380	3,520	—	380	3,520	3,900	(1,067)	2011	45
1658 Delray Beach	FL	Memorycare/assistedliving	—	1,940	8,844	—	1,940	8,844	10,784	(1,659)	2011	45
1919 Ft. Myers	FL	Memorycare/assistedliving	—	920	9,872	—	920	9,872	10,792	(1,792)	2011	45
1794 Largo	FL	Memorycare/assistedliving	—	1,250	6,759	—	1,250	6,759	8,009	(1,492)	2011	40
1879 Naples	FL	Memorycare/assistedliving	—	0	9,999	—	—	9,999	9,999	(1,963)	2011	40
1826 Naples	FL	Memorycare/assistedliving	—	0	11,015	—	—	11,015	11,015	(1,937)	2011	45
1714 Palm Harbor	FL	Memorycare/assistedliving	—	2,650	8,134	—	2,650	8,134	10,784	(1,692)	2011	40
1659 Sarasota	FL	Memorycare/assistedliving	—	2,150	11,084	—	2,150	11,084	13,234	(1,948)	2011	45
1824 Seminole	FL	Memorycare/assistedliving	—	1,400	6,950	—	1,400	6,950	8,350	(1,418)	2011	45
1830 Tampa	FL	Memorycare/assistedliving	—	3,699	8,509	—	3,699	8,509	12,208	(1,720)	2011	45
1630 W. Palm Beach	FL	Memorycare/assistedliving	—	1,250	2,950	—	1,250	2,950	4,200	(773)	2011	40
1752 Winter Springs	FL	Memorycare/assistedliving	—	2,500	11,126	—	2,500	11,126	13,626	(2,039)	2011	45
1635 E. Peoria	IL	Memorycare/assistedliving	—	2,550	23,300	—	2,550	23,300	25,850	(5,696)	2011	40
1795 Elk Grove Village	IL	Memorycare/assistedliving	—	3,949	8,618	—	3,949	8,618	12,567	(1,845)	2011	40
1925 Geneva	IL	Memorycare/assistedliving	—	2,400	10,151	—	2,400	10,151	12,551	(1,915)	2011	45
1924 Glen Ellyn	IL	Memorycare/assistedliving	—	4,749	14,785	—	4,749	14,785	19,534	(2,509)	2011	45
1667 Northbrook	IL	Memorycare/assistedliving	—	1,100	6,225	—	1,100	6,225	7,325	(1,412)	2011	45
1666 Palos Heights	IL	Memorycare/assistedliving	—	750	11,817	—	750	11,817	12,567	(2,125)	2011	45
1633 S. Holland	IL	Memorycare/assistedliving	—	1,600	6,201	—	1,600	6,201	7,801	(1,498)	2011	40
1881 Carmel	IN	Memorycare/assistedliving	—	650	9,117	—	650	9,117	9,767	(1,755)	2011	40
1837 Kensington	MD	Memorycare/assistedliving	—	11,998	14,519	—	11,998	14,519	26,517	(2,296)	2011	50
1758 Pikesville	MD	Memorycare/assistedliving	—	650	5,400	—	650	5,400	6,050	(847)	2011	45

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2016					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2016	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1926 Pikesville	MD	Memorycare/assistedliving	—	450	10,000	—	450	10,000	10,450	(1,805)	2011	45
1797 Potomac	MD	Memorycare/assistedliving	—	5,899	9,435	—	5,899	9,435	15,334	(1,875)	2011	40
1885 Silver Spring	MD	Memorycare/assistedliving	—	1,600	9,817	—	1,600	9,817	11,417	(1,930)	2011	40
1928 Towson	MD	Memorycare/assistedliving	—	6,749	12,085	—	6,749	12,085	18,834	(2,162)	2011	45
1840 Bingham Farms	MI	Memorycare/assistedliving	—	1,200	9,592	—	1,200	9,592	10,792	(1,755)	2011	45
1720 Flushing	MI	Memorycare/assistedliving	—	1,100	1,400	—	1,100	1,400	2,500	(379)	2011	40
1760 Livonia	MI	Memorycare/assistedliving	—	2,000	11,626	—	2,000	11,626	13,626	(2,104)	2011	45
1719 Sterling Heights	MI	Memorycare/assistedliving	—	850	5,342	—	850	5,342	6,192	(1,288)	2011	40
0842 Great Falls	MT	Memorycare/assistedliving	—	500	5,683	(260)	500	5,423	5,923	(1,468)	2006	40
1723 Cherry Hill	NJ	Memorycare/assistedliving	—	3,699	6,409	—	3,699	6,409	10,108	(1,529)	2011	40
1761 W. Orange	NJ	Memorycare/assistedliving	—	0	10,909	—	—	10,909	10,909	(2,024)	2011	45
1930 Wayne	NJ	Memorycare/assistedliving	—	0	16,434	—	—	16,434	16,434	(2,731)	2011	45
1841 Whippany	NJ	Memorycare/assistedliving	—	8,149	12,068	—	8,149	12,068	20,217	(2,163)	2011	45
1844 Akron	OH	Memorycare/assistedliving	—	1,300	2,942	—	1,300	2,942	4,242	(906)	2011	45
1843 Chagrin Falls	OH	Memorycare/assistedliving	—	5,699	9,085	—	5,699	9,085	14,784	(1,691)	2011	45
1763 Cincinnati	OH	Memorycare/assistedliving	—	6,499	10,677	—	6,499	10,677	17,176	(1,983)	2011	45
1699 Fairfield	OH	Memorycare/assistedliving	—	1,300	6,717	—	1,300	6,717	8,017	(1,951)	2011	35
1932 Kenwood	OH	Memorycare/assistedliving	—	1,100	11,917	—	1,100	11,917	13,017	(2,139)	2011	45
1676 Parma	OH	Memorycare/assistedliving	—	1,700	10,167	—	1,700	10,167	11,867	(1,830)	2011	45
1810 Perrysburg	OH	Memorycare/assistedliving	—	1,050	8,717	—	1,050	8,717	9,767	(2,206)	2011	40
1871 Westerville	OH	Memorycare/assistedliving	—	650	10,534	—	650	10,534	11,184	(2,661)	2011	35
1644 Westlake	OH	Memorycare/assistedliving	—	500	9,950	—	500	9,950	10,450	(1,951)	2011	40
1898 Allentown	PA	Memorycare/assistedliving	—	1,630	12,337	—	1,630	12,337	13,967	(2,293)	2011	40
2471 Easton	PA	Memorycare/assistedliving	—	646	13,468	—	646	13,468	14,114	(420)	2016	50
1682 Harrisburg	PA	Memorycare/assistedliving	—	650	15,168	—	650	15,168	15,818	(2,556)	2011	45
1845 Hatboro	PA	Memorycare/assistedliving	—	4,149	12,601	—	4,149	12,601	16,750	(2,234)	2011	45
1904 Jefferson Hills	PA	Memorycare/assistedliving	—	500	3,550	—	500	3,550	4,050	(1,118)	2011	40
1649 King of Prussia	PA	Memorycare/assistedliving	—	3,899	10,751	—	3,899	10,751	14,650	(2,068)	2011	40
1937 Lebanon	PA	Memorycare/assistedliving	—	600	7,409	—	600	7,409	8,009	(1,570)	2011	45
1678 Monroeville	PA	Memorycare/assistedliving	—	800	4,567	—	800	4,567	5,367	(1,121)	2011	45
1679 Pittsburgh	PA	Memorycare/assistedliving	—	100	8,250	—	100	8,250	8,350	(1,586)	2011	45
1814 Yardley	PA	Memorycare/assistedliving	—	10,098	4,394	—	10,098	4,394	14,492	(1,155)	2011	40
1684 Austin	TX	Memorycare/assistedliving	—	1,300	8,467	—	1,300	8,467	9,767	(1,614)	2011	45
1851 Richardson	TX	Memorycare/assistedliving	—	600	10,584	—	600	10,584	11,184	(1,882)	2011	45
1938 San Antonio	TX	Memorycare/assistedliving	—	3,949	13,484	—	3,949	13,484	17,433	(2,252)	2011	45
1853 Annandale	VA	Memorycare/assistedliving	—	6,699	14,935	—	6,699	14,935	21,634	(2,439)	2011	45
1654 Fairfax	VA	Memorycare/assistedliving	—	6,249	11,185	—	6,249	11,185	17,434	(2,129)	2011	40
0877 Slidell	LA	Surgical hospital	—	1,490	22,034	(1,100)	1,490	20,934	22,424	(5,321)	2006	40
2201 Dallas	TX	Medical office building	—	1,043	25,841	61	1,043	25,902	26,945	(1,800)	2014	35
C021 Bethesda	MD	Other	—	0	0	284	—	284	284	(12)	N/A	N/A
Total			$—	$651,290	$5,046,923	$(168,616)	$637,601	$4,891,996	$5,529,597	$(1,111,768)

(1)	Amounts related to impairments and the write-off of fully depreciated assets are reflected as reductions to costs capitalized subsequent to acquisition.

Quality Care Properties, Inc.

Schedule III – Real Estate and Accumulated Depreciation – Continued

December 31, 2016

A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Real estate:
Balances at beginning of year	$5,638,083	$5,851,942	$5,840,417
Acquisition of real estate and development and improvements	103,578	173,478	28,050
Disposition of real estate	—	(197,277)	(16,525)
Impairments	(183,140)	(55,039)	—
Balances associated with changes in reporting presentation(1)	(28,924)	(135,021)	—
Balances at end of year	$5,529,597	$5,638,083	$5,851,942
Accumulated depreciation:
Balances at beginning of year	$1,019,821	$884,378	$662,567
Depreciation expense	142,630	221,226	224,901
Disposition of real estate	—	(42,501)	(3,090)
Impairments	(44,227)	(10,459)	—
Balances associated with changes in reporting presentation(1)	(6,456)	(32,823)	—
Balances at end of year	$1,111,768	$1,019,821	$884,378

(1)

The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to fully depreciated assets written off and properties classified as held for sale.

At December 31, 2016, the tax basis of the Company’s net real estate assets was approximately $4.4 billion (unaudited).