Form 10-K/A
period 2016-12-31
QUALITY CARE PROPERTIES, INC.
filed 2017-04-14
CIK 1677203

The following items were the subject of a Form 12b-25 and are included herein: Item 15. Exhibit 99.1, the related auditor consent, and Exhibit 32

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-37805

Quality Care Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-2898967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

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

As of April 10, 2017, there were 93,597,519 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Quality Care Properties, Inc. (“QCP” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017 (the “Original Form 10-K”) solely to include the separate audited consolidated financial statements of HCR ManorCare, Inc. (“HCRMC”) as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016 (the “Required Financial Statements”), the related auditors’ consent, and the certifications required by Item 601(b)(31) and (32) of Regulation S-K. Accordingly, the Original Form 10-K is being amended by this Amendment to (i) include exhibits 23.2, 31.1, 31.2, 32, and 99.1, and (ii) amend Item 1A. “Risk Factors” to reflect disclosures resulting from information set forth in the Required Financial Statements.

Other than the changes described above, all other information in the Original Form 10-K remains unchanged. This Amendment does not affect any other parts of, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and any documents filed with or furnished to the SEC by the Company subsequent to March 31, 2017.

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP.

PART I

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

Substantially all of our properties are operated by HCRMC through HCR III (either directly or indirectly through its affiliates and sublessees) pursuant to the terms of the Master Lease, consisting of 239 post-acute/skilled nursing properties and 60 memory care/assisted living properties as of December 31, 2016. Thus, we depend on a single tenant and operator for substantially all of our revenues. HCRMC accounted for 94% of our total revenues during the year ended December 31, 2016. HCRMC is one of the largest providers of post-acute, memory care and hospice services in the United States and relies heavily on government reimbursement programs such as Medicare and Medicaid.

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

HCRMC’s audited consolidated financial statements as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016 include a “going concern” exception in the auditors’ opinion, which indicates substantial doubt about HCRMC’s ability to continue as a going concern.

The auditors’ opinion on the audited consolidated financial statements of HCRMC as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016 (the “Required Financial Statements”), included as an exhibit to this Annual Report, includes an exception to the effect that the Required Financial Statements have been prepared assuming that HCRMC will continue as a going concern. According to the auditors’ opinion, HCRMC has recurring losses and negative working capital, which raises substantial doubt about its ability to continue as a going concern. The auditors’ opinion states that the Required Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

According to Note 2 to the Required Financial Statements, the exception in the auditors’ report included with the Required Financial Statements creates a potential event of default under HCRMC’s credit agreement, which HCRMC considered probable subsequent to the balance sheet date but prior to, or concurrent with, the date of issuance of the Required Financial Statements. Although, as noted in Note 3 to the Required Financial Statements, HCRMC’s management plans to request a waiver from its lenders regarding expected areas of non-compliance with the terms of its credit agreement, there can be no assurance that such a waiver will be granted. For additional risks associated with a continued deterioration or the failure of HCRMC to improve its operating performance, business or financial condition, including the commencement of insolvency proceedings by or against HCRMC under the U.S. Bankruptcy Code, see “—The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.”

The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.

HCRMC, one of the nation’s largest providers of post-acute, memory care and hospice services, is obligated under the Master Lease, through HCR III (either directly or indirectly through its affiliates and sublessees), to operate and manage substantially all of our properties. These properties represented 94% of our total assets as of December 31, 2016. All of HCR III’s obligations under the Master Lease are guaranteed by HCRMC.

Due to the headwinds facing the broader post-acute/skilled nursing industry and HCRMC, including the continued reduction in revenues per admission and shorter length of patient stays, HCRMC’s performance continued to deteriorate in 2016. As a result, despite revised Master Lease obligations from the lease amendment effective April 2015 reducing annual rent from $541 million to $473 million, reductions of contractual rent due under the Master Lease of $5 million for November 2016, $15 million for December 2016 and $10 million for January 2017, and non-strategic property sales, HCRMC’s normalized fixed charge coverage stood at 1.01x for the 12-month period ended December 31, 2016, compared to 1.07x for the 12-month period ended December 31, 2015. HCRMC’s facility EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) cash flow coverage ratio was 0.84x for the 12-month period ended December 31, 2016, compared to 0.86x for the 12-month period ended December 31, 2015. For additional information regarding the foregoing HCRMC data and their computations, as well as HCRMC’s exit from the 50 non-strategic properties, the Master Lease amendment effective April 2015 and HCRMC’s recent performance, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—HCRMC Financial Information.” For additional information regarding the reductions of contractual rent due under the Master Lease for November 2016, December 2016 and January 2017, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview.”

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

On April 20, 2015, the DOJ unsealed a previously filed complaint in the U.S. District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. The DOJ is seeking treble damages (in an unspecified amount); civil penalties (in an unspecified amount); compensation for alleged unjust enrichment; recovery of certain payments the government made to HCRMC; and costs, pre-judgment interest, and expenses. In June 2016, the court approved the parties’ joint discovery plan, which provides for discovery to be completed by February 2017, which deadline was extended by the court to June 2017 on the joint motion of the parties. The court has not yet issued a scheduling order setting forth dates for summary judgment motions, other pre-trial motions or a trial date. While this litigation is at an early stage and HCRMC has indicated that it believes the claims are unjust and it will vigorously defend against them, the ultimate outcome is uncertain and could, among other things, cause HCRMC to: (i) incur substantial additional time and costs to respond to and defend HCRMC’s actions in the litigation with the DOJ and any other third-party payors; (ii) refund or adjust amounts previously paid for services under governmental programs and to change business operations going forward in a manner that negatively impacts future revenue; (iii) pay substantial fines and penalties and incur other administrative sanctions, including having to conduct future business operations pursuant to a corporate integrity agreement, which may be with the Office of Inspector General of the Department of Health and Human Services; (iv) lose the right to participate in the Medicare or Medicaid programs; and (v) suffer damage to HCRMC’s reputation. In addition, any settlement in the DOJ litigation, with or without an admission of wrongdoing, may include a substantial monetary component resulting in a materially adverse effect on HCRMC’s liquidity and financial condition. A significant adverse judgment against, or a significant settlement obligation agreed to by, HCRMC could impact HCRMC’s ability to make contractual rent and Tranche B DRO payments due under the Master Lease.

Adverse changes in the financial condition as well as the bankruptcy or insolvency of any of our tenants, particularly HCRMC, and rejection of the Leases, would materially adversely affect our business, results of operations and financial condition.

We depend on the rent payable by our tenants pursuant to the Leases, particularly the rent payable by HCRMC pursuant to the Master Lease, which accounted for 94% of our total revenues for the year ended December 31, 2016. Although the Leases, including the Master Lease, generally provide us with the right under specified circumstances to terminate the lease, evict the tenant or operator, or demand immediate repayment of certain obligations to us, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or, at the least, delay our ability to pursue such remedies and realize any recoveries in connection therewith. Such delays could result in our failure to comply with covenants governing the senior secured credit facilities, resulting in an event of default that, if not cured or waived, would result in the acceleration of substantially all of our indebtedness. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing. A debtor has the right to assume, or to assume and assign to a third party, or to reject its executory contracts and unexpired leases in a bankruptcy proceeding. If a debtor were to reject its leases with us, and in particular, if HCRMC were to reject the Master Lease or any portion thereof to the extent permitted, obligations under such rejected leases would cease and the claim against the rejecting debtor would be an unsecured claim, which would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, which would be substantially less than the remaining rent actually owed under the lease. In addition, debtors have also asserted in bankruptcy proceedings that leases should be re-characterized as financing arrangements, in which case a lender’s rights and remedies, as compared to a landlord’s, would be materially different.

Furthermore, if a debtor-tenant seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In any of these events, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager. Additionally, since many of our properties are used by our tenants to provide long-term custodial care to the elderly, evicting such tenant for failure to pay rent while the property is occupied may involve specific regulatory requirements and may not be successful. Because HCRMC accounts for substantially all of our portfolio, the impact of these risks to us would be magnified in the event of an HCRMC bankruptcy and would have a material adverse effect on our business and results of operations including but not limited to possibly causing us to fail to comply with covenants governing the senior secured credit facilities, resulting in an event of default that, if not cured or waived, would result in the acceleration of substantially all of our indebtedness.

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

Pursuant to a separation and distribution agreement that QCP and HCP entered into in connection with the completion of the Spin-Off: (i) any liability arising from or relating to QCP’s business has been assumed by QCP and QCP has indemnified HCP and its subsidiaries (and its respective directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such liability, and (ii) HCP has indemnified QCP (including its subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving HCP’s real estate investment business prior to the Spin-Off and its retained properties. HCP is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its business, which are subject to the indemnities provided by HCP to QCP, including the actions described below.

HCP has reported that, on May 9, 2016, a purported stockholder of HCP filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against HCP, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under section 10(b) and 20(a) of the Exchange Act and alleges that HCP made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the DOJ in a pending suit against HCRMC arising from the False Claims Act. The plaintiff in the suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. The DOJ lawsuit against HCRMC is described in greater detail in Note 12 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report. As the Boynton Beach action is in its early stages and a lead plaintiff has not yet been named, the defendants have not yet responded to the complaint. HCP has reported that it believes the suit to be without merit and intends to vigorously defend against it.

HCP as also reported that, on June 16, 2016 and July 5, 2016, purported stockholders of HCP filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30-2016-00858497-CU-PT-CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30-2016-00861646-CU-MC-CJC, in the Superior Court of California, County of Orange, against certain of HCP’s current and former directors and officers and HCRMC. The Stearns action was subsequently consolidated by the Court with the Subodh action. HCP is named as a nominal defendant. The consolidated derivative action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. The plaintiffs demand damages (in an unspecified amount), pre-judgment and post-judgment interest, a directive that HCP and the individual defendants improve HCP’s corporate governance and internal procedures (including putting resolutions to amend the bylaws or charter to a stockholder vote), restitution from the individual defendants, costs (including attorneys’ fees, experts’ fees, costs, and expenses), and further relief as the Court deems just and proper. As the Subodh action is in the early stages, the defendants are in the process of evaluating the suit and have not yet responded to the complaint.

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

HCRMC and certain of our other existing and future tenants and operators are or will be affected, directly or indirectly, by an extremely complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs. Such laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See Item 1. “Business—Government Regulation, Licensing and Enforcement.” For the year ended December 31, 2016, our tenants and operators generated approximately 66% of their revenues from governmental payors, primarily Medicare and Medicaid. Tenants and operators that generate revenues from governmental payors are generally subject to, among other things:

•                  statutory and regulatory changes;

•                  retroactive rate adjustments;

•                  recovery of program overpayments or set-offs;

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

Sometimes governmental payors freeze or reduce payments to healthcare providers, or provide annual reimbursement rate increases that are smaller than expected, due to budgetary and other pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our tenants’ and operators’ costs of doing business and on the amount of reimbursement by government and other third-party payors. The failure of any of our tenants or operators to comply with these laws and regulations, and significant limits on the scope of services reimbursed and on reimbursement rates and fees, could materially adversely affect their ability to meet their financial and contractual obligations to us.

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

HCRMC and our other existing tenants and operators are, and our future tenants and operators will be, subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety and privacy laws; federal and state laws affecting hospitals, clinics and other healthcare communities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act of 1990, as amended (the “ADA”), and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar state and local agencies. Certain of our properties may also require a license, registration and/or certificate of need to operate. See “—We depend on a single tenant and operator for substantially all of our revenues” and “—The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.”

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

Substantially all of our properties are leased to HCRMC, consisting of 239 of our post-acute/skilled nursing properties and 60 of our memory care/assisted living properties as of December 31, 2016, which lease terms expire over time in accordance with the terms of the Master Lease. We cannot predict whether HCRMC or our other existing tenants will renew existing leases beyond their current terms. However, we believe that HCRMC’s lease payment will continue to be in excess of its post-acute/skilled nursing business’ operating performance and, consequently, HCRMC will be incentivized to forego renewal of the Master Lease. Following expiration of a lease term or if we exercise our right to replace a tenant or operator in default, rental payments on the related properties would likely decline or cease altogether while we reposition the properties with a suitable replacement tenant or operator. A replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. We may incur substantial expenditures to modify a property before we are able to secure a replacement tenant or operator or to accommodate multiple tenants or operators. In addition, transfers of healthcare properties to replacement tenants or operators are generally subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals under certificate of need laws and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a property, which would expose us to successor liability, require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the property to other uses, all of which would likely materially adversely affect our business, results of operations and financial condition. In addition, delays or inability in finding a suitable replacement tenant or operator could result in our failure to comply with covenants governing the senior secured credit facilities, resulting in an event of default that, if not cured or waived, would result in the acceleration of substantially all of our indebtedness.

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

We are a highly levered company. As of December 31, 2016, we had approximately $1.8 billion principal amount of outstanding indebtedness, in addition to having $75 million available under a senior secured revolving credit facility and amounts available under an unsecured revolving credit facility (which amounts may only be drawn subject to certain limitations, including the unavailability of borrowings under the senior secured revolving credit facility), with approximately $36 million available as of February 28, 2017. Although the related debt agreements restrict the aggregate amount of our indebtedness, we may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired properties or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur, and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could negatively affect the credit ratings of our debt and could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness, thereby reducing funds available to us for other purposes. Our substantial indebtedness has important consequences, including: reducing funds available to us to pay dividends and for our working capital, capital expenditures, debt service requirements, strategic initiatives and other purposes. Our substantial indebtedness also limits our flexibility in planning for, or reacting to, changes in our operations or business, makes us more highly leveraged than some of our competitors, which places us at a competitive disadvantage, makes us more vulnerable to downturns in our business, the post-acute/skilled nursing sector or the economy, restricts us from making strategic acquisitions, engaging in development activities, expanding our properties or exploiting business opportunities, causes us to make non-strategic divestitures, and exposes us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the senior secured credit facilities, are at variable rates of interest.

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

Our debt agreements contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets, pay dividends and make other distributions, redeem or repurchase our capital stock, incur additional debt and issue capital stock, create liens, consolidate, merge or sell substantially all of our assets, enter into certain transactions with our affiliates, make loans, investments or advances, repay subordinated indebtedness or undergo a change in control. The debt agreements also: (i) have a financial covenant requiring us to comply with certain levels of debt service coverage, (ii) constrain our ability to modify the Master Lease, and (iii) contain customary events of default. Breaches of certain covenants may result in defaults and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee.

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

If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations we incurred in connection with the Spin-Off. This increased cost could make future financing by us more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing.

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

Ongoing trends in the healthcare industry, including a shift away from a traditional fee-for-service model and increased penetration of government reimbursement programs with lower reimbursement rates and length of stay, and increased competition in the industry may result in lower revenues and may affect the ability of our tenants/operators to meet their financial and other contractual obligations to us.

Post-acute/skilled nursing operators, including HCRMC, have been and continue to be impacted by a challenging operating environment, which has put downward pressure on revenues and operating income. Ongoing trends in the post-acute/skilled nursing sector that are causing operators to adjust their business models include, but are not limited to, (i) a shift away from a traditional fee-for-service model towards new managed care models, which base reimbursement on patient outcome measures; (ii) increased penetration of Medicare Advantage plans (i.e., managed Medicare), which has reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients; (iii) increased competition from alternative healthcare services such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers; and (iv) increased regulatory scrutiny on government reimbursements.

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

HCRMC and our other existing and future tenants or operators also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, senior housing, retirement communities and convalescent centers. We cannot be certain that HCRMC and our other existing or future tenants or operators will be able to achieve occupancy and rate levels, and to manage their expenses, in a way that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of HCRMC and our other existing and future tenants or operators. HCRMC and our other existing and future tenants or operators may encounter increased competition that could limit their ability to maintain or attract residents or expand their businesses or to manage their expenses, either of which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues and impairing our assets and/or increasing collection and dispute costs.

Economic and other conditions that negatively affect geographic areas from which a greater percentage of our revenues is recognized could materially adversely affect our business, results of operations and financial condition.

For the year ended December 31, 2016, 61% of our revenues were derived from properties located in Pennsylvania, Ohio, Michigan, Florida and Illinois. We may continue to be subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, changes in state-specific legislation and local climate events and natural disasters (such as earthquakes, wildfires and hurricanes), which could adversely affect our business and results of operations.

Our properties may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

HCRMC and our other tenants subject to triple-net leases are required to provide various types of insurance covering the properties they lease from us, including, but not limited to, liability and property, including business interruption, coverage. Additionally, through the TSA, our properties are covered under HCP’s corporate general liability insurance program, and we expect to obtain a corporate general liability insurance program to extend coverage for all of our properties after expiration of the TSA. We believe that the one property that is not subject to a triple-net lease is adequately protected under our comprehensive insurance program. However, many of our properties are located in areas exposed to earthquake, hurricane, windstorm, flood and other natural disasters and may be subject to other losses. While we expect our tenants and operators will purchase insurance coverage for earthquake, hurricane, windstorm, flood and other natural disasters that they believe is adequate in light of current industry practice, and we will have, under our leases, the right to request that lessees provide additional insurance against such other hazards commonly insured against by similar property in the region, such insurance may not fully cover such losses. These losses can result in decreased anticipated revenues from a property and the loss of all or a portion of our investment in a property. Following these events, we may remain liable for any other financial obligations related to the property. The insurance market for such exposures can be very volatile, and our tenants and operators may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures for which we and our tenants and operators do not purchase insurance because we and they do not believe it is economically feasible to do so or where there is no viable insurance market.

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

With regard to the Master Lease with HCRMC and our other Leases with other tenants, environmental insurance is only required for certain specified HCRMC Properties. The Master Lease and certain other Leases do, however, require HCRMC and certain of our other tenants to indemnify us for environmental liabilities they cause. While we have indemnity rights from HCRMC and certain of our other tenants with respect to environmental liabilities they cause, such liabilities could exceed the coverage limits of the applicable tenant’s insurance, if any, or the financial ability of the tenant to indemnify us under the applicable leases. As the owner of a site, we may also be held liable to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the release of asbestos-containing materials into the air. We may also experience environmental liabilities arising from conditions not known to us. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property or paying personal injury or other claims or fines could be substantial and could have a materially adverse effect on our business, results of operations and financial condition.

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

In addition to the restriction on business combinations contained in the Maryland Business Combination Act, our charter and bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. For example, our board of directors has the exclusive power to adopt, alter or repeal any provisions of our bylaws or make new bylaws. In addition, our directors may be removed only for cause by the affirmative vote of holders of two-thirds of the outstanding shares of our voting stock. Our charter also requires the vote of two-thirds of the shares entitled to vote on the matter to amend the provisions of our charter related to the removal of directors.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of business processes, including financial transactions and records and maintaining personal identifying information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We will rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR SPIN-OFF FROM HCP

The historical financial information included in this Annual Report may not be a reliable indicator of future results.

Our combined consolidated historical financial data included in this Annual Report may not reflect our business, financial position or results of operations had we been an independent, publicly-traded company during all periods presented, or what our business, financial position or results of operations will be in the future as an independent, publicly-traded company. Prior to the Spin-Off, our business was operated by HCP as part of its corporate organization and not operated as a stand-alone company.

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

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We are a publicly-traded, self-managed and self-administered company, independent from HCP. However, we may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from HCP in the time we expect, if at all. For instance, it may take longer than anticipated for us to, or we may never, succeed in growing our revenues through our active management strategies or successfully take advantage of positive long-term healthcare industry trends.

The Spin-Off could give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.

The Spin-Off may lead to increased operating and other expenses, of both a nonrecurring and a recurring nature, and to changes to certain operations, which expenses or changes could arise pursuant to arrangements made between HCP and us or could trigger contractual rights of, and obligations to, third parties. Disputes with third parties could also arise out of these transactions, and we could experience unfavorable reactions to the Spin-Off from employees, lenders, ratings agencies, regulators or other interested parties. These increased expenses, changes to operations, disputes with third parties, or other effects could materially and adversely affect our business, financial position or results of operations. In addition, disputes with HCP could arise in connection with the Separation and Distribution Agreement dated as of October 31, 2016 (the “Separation and Distribution Agreement”), the Tax Matters Agreement dated as of October 31, 2016 (the “Tax Matters Agreement”) and the Transition Services Agreement or other agreements.

Potential indemnification obligations to HCP pursuant to the separation and distribution agreement may subject us to substantial liabilities.

The Separation and Distribution Agreement with HCP provides for, among other things, provisions governing our relationship with HCP with respect to and following the Spin-Off. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Spin-Off, as well as those obligations of HCP that we will assume pursuant to the Separation and Distribution Agreement. If we are required to indemnify HCP or its related parties under the circumstances set forth in this agreement, we may be subject to substantial liabilities. For additional information on our potential indemnification obligations, see Note 12. “Commitments and Contingencies—Legal Proceedings” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report.

The Spin-Off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws.

A court could deem the Spin-Off of our common stock or certain internal restructuring transactions undertaken by HCP in connection therewith to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor-transferor was insolvent, or that rendered the debtor-transferor insolvent, inadequately capitalized or unable to pay its debts as they become due.

If a court were to find that the Spin-Off was a fraudulent transfer or conveyance, a court could void the Spin-Off or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require us to fund liabilities of other companies involved in the Spin-Off and related transactions for the benefit of creditors, or require stockholders to return any dividends previously paid by us. Moreover, a court could void certain elements of the Spin-Off or we could be awarded monetary damages for the difference between the consideration paid to HCP or its stockholders and the fair market value of the transferred property at the time of the Spin-Off. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.

Our agreements with HCP may not reflect terms that would have resulted from arm’s-length negotiations with unaffiliated third parties.

The agreements related to the Spin-Off, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement and the agreement governing our unsecured revolving credit facility, were entered into in the context of the Spin-Off while we were still controlled by HCP. As a result, they may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements entered into in the context of the Spin-Off concern, among other things, transition services, allocation of assets and liabilities attributable to periods prior to the Spin-Off and the rights and obligations, including certain indemnification obligations, of HCP and us after the Spin-Off. In addition, as the sole lender under our unsecured revolving credit facility, HCP or one of its subsidiaries will have certain rights with respect to our ability to incur additional indebtedness and amend the terms of the documents governing our outstanding indebtedness. For a more detailed description, see “Liquidity and Capital Resources” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly-traded, self-managed and self-administered company primarily focused on real property utilized in the healthcare industry.

Prior to the Spin-Off, we had no significant historical operations as an independent company and currently do not have the infrastructure and personnel necessary to operate as an independent, publicly-traded, self-managed and self-administered company without relying on HCP to provide certain services on a transitional basis. HCP is obligated to provide such transition services pursuant to the terms of the Transition Services Agreement that we entered into with HCP, to allow us the time, if necessary, to build the infrastructure and retain the personnel necessary to operate as a separate publicly-traded company without relying on such services. Following the expiration of the Transition Services Agreement on October 31, 2017, unless extended or earlier terminated, HCP will be under no obligation to provide further assistance to us. As a separate public entity, we are subject to, and responsible for, regulatory compliance, including periodic public filings with the SEC and compliance with NYSE continued listing requirements as well as compliance with generally applicable tax and accounting rules. Because our business had not been operated as an independent, publicly-traded, self-managed and self-administered company prior to the Spin-Off, we cannot assure you that we will be able to successfully implement the infrastructure or retain the personnel necessary to operate as an independent, publicly-traded, self-managed and self-administered company or that we will not incur costs in excess of anticipated costs to establish such infrastructure and retain such personnel.

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

We received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden, Arps”), counsel to us and HCP, with respect to our qualification to be subject to tax as a REIT in connection with the Spin-Off (the “REIT Tax Opinion”). Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The REIT Tax Opinion represents only the view of Skadden, Arps, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by HCP and us, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date issued, October 31, 2016. Skadden, Arps has no obligation to advise HCP, us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the REIT Tax Opinion and our qualification as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

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

The rule against re-electing REIT status following a loss of such status could also apply to us or to REIT subsidiaries of ours if it were determined that HCP or certain REIT subsidiaries of HCP failed to qualify as REITs for certain taxable years and we or one of our REIT subsidiaries were treated as a successor to any such entity for U.S. federal income tax purposes. Although HCP, in the Tax Matters Agreement, in connection with the Spin-Off covenanted to use its reasonable best efforts to maintain the REIT status of HCP and its REIT subsidiaries for each taxable year ended on or before December 31, 2016 (unless HCP obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS to the effect that such failure to maintain REIT status will not cause us to fail to qualify as a REIT under the successor REIT rule referred to above), no assurance can be given that such covenant would prevent us from failing to qualify as a REIT. Although, in the event of a breach, we may be able to seek damages from HCP, there can be no assurance that such damages, if any, would appropriately compensate us. In addition, if HCP or any of the relevant subsidiaries were to fail to qualify as a REIT despite its reasonable best efforts, we would have no claim against HCP. If we fail to qualify as a REIT due to a predecessor’s failure to qualify as a REIT, we would be subject to corporate income tax as described in the preceding paragraph.

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

In addition, subject to certain exceptions, rents received or accrued by us from any of our tenants will not be treated as qualifying rent for purposes of the REIT gross income requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of such tenant’s stock entitled to vote or 10% or more of the total value of all classes of such tenant’s stock. Our charter provides for restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from our tenants to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, these restrictions may be ineffective at ensuring that rents received or accrued by us from our tenants will be treated as qualifying rent for purposes of REIT qualification requirements.

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

Initially our taxable income will be generated primarily by rents paid under the Leases. From time to time, we may generate taxable income greater than our cash flows as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity or adversely impact our ability to raise short- and long-term debt. Furthermore, the REIT distribution requirements may increase the financing needed to fund capital expenditures, further growth and expansion initiatives, which would increase our total leverage. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we hold some of our assets or conduct certain of our activities through one or more TRSs or other subsidiary corporations that are subject to U.S. federal, state, and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our stockholders.

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

In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Dividends payable to domestic stockholders that are individuals, trusts and estates are generally taxed at reduced tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Complying with the REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to, including transactions to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

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

We intend to conduct our operations so that no asset that we own (or that we treat as being owned) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales at the REIT level, even though the sales might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

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

In the event of a bankruptcy, liquidation, dissolution or winding up, our assets would be available to pay obligations on the common stock only after all of our consolidated liabilities have been paid. In the event of a bankruptcy, liquidation, dissolution or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay any amounts with respect to the common stock then outstanding. Additionally, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Class A Preferred Stock a liquidation preference. We also have a significant amount of indebtedness, which amounted to $1.8 billion face value as of December 31, 2016, with availability of $75 million under the senior secured revolving credit facility and availability under the unsecured revolving credit facility, with approximately $36 million available as of February 28, 2017, subject to certain conditions. We may also take on additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under the terms of our existing indebtedness.

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

We may be unable to pay dividends.

If we determine to maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report. Dividends will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We may fail to achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends. In addition, no dividends may be declared or paid on our common stock unless dividends have been paid or set aside for payment on all outstanding shares of preferred stock that have a preference on distributions, including the Class A Preferred Stock.

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

We may distribute taxable dividends that are payable in cash and shares of our common stock where up to only 20% of such a dividend is made in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. holder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. holders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

3.              Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

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

23.1***	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP

23.2*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

31.1*	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	HCR ManorCare, Inc. Financial Statements as of December 31, 2016 and 2015 and for the three years in the periods ended December 31, 2016

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*                   Filed herewith.

**            Furnished herewith.

***     Previously filed.

+                   Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

‡                   Management contract or compensatory plan or arrangement.

†                   Certain schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplemental copies of any of the omitted schedules or attachments upon request by the SEC. A list of the schedules to the Purchase Agreement follows:

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

Date: April 14, 2017		QUALITY CARE PROPERTIES, INC.

	By:	/s/ C. MARC RICHARDS
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)