Form 10-Q
period 2017-03-31
QUALITY CARE PROPERTIES, INC.
filed 2017-05-12
CIK 1677203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒

As of May 5, 2017, there were 93,597,519 shares of the registrant’s $0.01 par value common stock outstanding.

QUALITY CARE PROPERTIES, INC.

Quality Care Properties, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Real estate:
Building and improvements	$4,892,062	$4,891,996
Land	637,601	637,601
Accumulated depreciation	(1,140,755)	(1,111,768)
Net real estate	4,388,908	4,417,829
Real estate and related assets held for sale, net	—	16,019
Cash and cash equivalents	215,085	126,185
Restricted cash	4,018	17
Intangible assets, net	194,290	199,745
Straight-line rent receivables, net	3,150	3,296
Other assets, net	25,493	26,284
Total assets	$4,830,944	$4,789,375
LIABILITIES AND EQUITY
Bank line of credit	$25,000	$25,000
Term loan	956,559	957,465
Senior secured notes	731,279	730,604
Tenant security deposits and deferred revenue	5,490	5,587
Accrued interest	27,760	12,526
Accounts payable and accrued liabilities	9,219	4,426
Income taxes payable	—	16,544
Total liabilities	1,755,307	1,752,152
Redeemable preferred stock	1,930	1,930
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 93,597,519 issued and outstanding as of March 31, 2017 and December 31, 2016	936	936
Additional paid-in capital	3,165,684	3,163,954
Accumulated deficit	(93,410)	(130,094)
Total stockholders' equity	3,073,210	3,034,796
Noncontrolling interests	497	497
Total equity	3,073,707	3,035,293
Total liabilities and equity	$4,830,944	$4,789,375

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental and related revenues	$112,237	$119,885
Tenant recoveries	355	362
Total revenues	112,592	120,247
Costs and expenses:
Depreciation and amortization	34,450	59,374
Operating	541	977
General and administrative	9,580	4,980
Interest	34,225	—
Total costs and expenses	78,796	65,331
Other income:
Gain on sales of real estate	3,283	6,460
Other income, net	21	21
Total other income, net	3,304	6,481
Income before income taxes	37,100	61,397
Income tax expense	(281)	(12,635)
Net income and comprehensive income	36,819	48,762
Noncontrolling interests' share in earnings	(24)	—
Net income and comprehensive income attributable to the Company	36,795	48,762
Less: preferred share dividends	(111)	—
Net income and comprehensive income attributable to common shareholders	$36,684	$48,762
Earnings per common share, basic and diluted	$0.39	$0.52

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Net Parent Investment	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock
January 1, 2017	$936	$3,163,954	$—	$(130,094)	$3,034,796	$497	$3,035,293	$1,930
Net income	—	—	—	36,684	36,684	24	36,708	111
Stock-based compensation	—	1,733	—	—	1,733	—	1,733	—
Distributions	—	(3)	—	—	(3)	(24)	(27)	(111)
March 31, 2017	$936	$3,165,684	$—	$(93,410)	$3,073,210	$497	$3,073,707	$1,930

January 1, 2016	$—	$—	$5,087,494	$—	$5,087,494	$—	$5,087,494	$—
Net income	—	—	48,762	—	48,762	—	48,762	—
Net distributions to parent	—	—	(177,921)	—	(177,921)	—	(177,921)	—
March 31, 2016	$—	$—	$4,958,335	$—	$4,958,335	$—	$4,958,335	$—

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$36,819	$48,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,450	59,374
Amortization of market lease intangibles	8	8
Amortization of right of use assets	67	42
Amortization of deferred financing costs	2,591	—
Stock-based compensation expense	1,733	—
Straight-line rents	146	25
Settlement of Tranche A deferred rent obligation	—	91,605
Gain on sales of real estate	(3,283)	(6,460)
Deferred income tax expense	—	12,428
Changes in:
Other assets	435	344
Tenant security deposits and deferred revenue	(97)	(61)
Accrued interest	15,234	—
Accounts payable and accrued liabilities	695	(822)
Income taxes payable	(16,544)	—
Net cash provided by operating activities	72,254	205,245
Cash flows from investing activities:
Acquisitions of real estate	—	(106,588)
Leasing costs and tenant and capital improvements	(66)	—
Net proceeds from the sales of real estate	19,287	62,258
Decrease in restricted cash	—	14,526
Net cash provided by (used in) investing activities	19,221	(29,804)
Cash flows from financing activities:
Repayments of debt	(2,500)	—
Distributions paid	(75)	—
Net distributions to parent	—	(177,921)
Net cash used in financing activities	(2,575)	(177,921)
Net increase (decrease) in cash and cash equivalents	88,900	(2,480)
Cash and cash equivalents, beginning of period	126,185	6,058
Cash and cash equivalents, end of period	$215,085	$3,578
Supplemental cash flow information:
Income taxes paid	$16,714	$187
Interest paid	$16,277	$—
Supplemental disclosure of non-cash financing activities:
Accrued distributions	$63	$—
Accrued deferred financing costs	$34	$—

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Business

Quality Care Properties, Inc. (“QCP” or the “Company”) is a Maryland corporation that was formed in 2016 to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease agreement (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). Prior to the separation from HCP, which was completed on October 31, 2016, QCP was a wholly owned subsidiary of HCP. In connection with the separation, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, dated as of October 31, 2016, by and between HCP and QCP, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date for the distribution (the “Spin‑Off”). At the time of the Spin-Off, the Properties contributed to QCP consisted of 274 post‑acute/skilled nursing properties, 62 memory care/assisted living properties, one surgical hospital and one medical office building, including 18 properties held for sale.

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP on a consolidated basis after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. Before the completion of the separation, the QCP Business was operated through subsidiaries of HCP, which operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). QCP expects to operate as a REIT under the applicable provisions of the Code to the extent consistent with maximizing stockholder value. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income.

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

As of March 31, 2017, the Properties consisted of 257 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building across 29 states, with 292 of the 320 properties leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The properties subject to the Master Lease are leased on a triple‑net basis to, and operated by, HCRMC through its indirect wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of the Lessee’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC. See Note 3 for additional information on the Master Lease and leases with other tenants.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited combined consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in combination and consolidation.

These combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with the audited combined consolidated financial statements of QCP and notes thereto included in our 2016 Annual Report on Form 10-K, as amended (the “Annual Report”).

The accompanying combined consolidated financial statements include the consolidated accounts of the Company and the combined consolidated accounts of the QCP Business. Accordingly, the results presented reflect the aggregate operations and changes in cash flows and equity of the Company on a consolidated basis for the three months ended March 31, 2017 and of the QCP Business on a carve-out basis for the three months ended March 31, 2016.

For periods prior to the separation, our combined consolidated financial statements were derived from HCP’s consolidated financial statements and underlying accounting records and reflect HCP’s historical carrying value of the assets and liabilities, consistent with accounting for spin‑off transactions in accordance with GAAP. The accompanying combined consolidated financial statements for periods prior to the separation do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from HCP’s consolidated financial statements and reflect significant assumptions and allocations. The combined consolidated financial statements reflect that the Properties have been combined since the period of common ownership. All intercompany transactions have been eliminated in combination and consolidation. Since the Company prior to the separation  did not represent one entity, a separate capital structure did not exist. As a result, the combined net assets of this group have been reflected in the combined consolidated financial statements as net parent investment for periods prior to the separation.

For accounting and reporting purposes, the combined consolidated financial statements of QCP include the historical results of operations, financial position and cash flows of the QCP Business transferred to QCP by HCP as if the transferred business was the Company’s business for all historical periods presented.

For periods prior to the separation, the combined consolidated financial statements include the attribution of certain assets and liabilities that have historically been held at the HCP corporate level, but are specifically identifiable or attributable to the Company. All transactions between HCP, its subsidiaries and the Company are considered to be effectively settled in the combined consolidated financial statements at the time the transaction is recorded. All payables and receivables with HCP and its consolidated subsidiaries, including notes payable and receivable, are reflected as a component of net parent investment. The total net effect of the settlement of these transactions for periods prior to the separation is reflected as net distributions to parent in the combined consolidated statements of equity and cash flows.

For periods prior to the separation, the combined consolidated financial statements include expense allocations related to certain HCP corporate functions, including executive oversight, treasury, finance, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on cash net operating income, property count, square footage or other measures. All of the corporate cost allocations were deemed to have been incurred and settled through net parent investment in the period in which the costs were recorded. Following the Spin‑Off, the Company entered into the Transition Services Agreement and a tax matters agreement with HCP to provide these functions at costs specified in the agreements for an interim period. Upon expiration or termination of these agreements, the Company will use its own resources or purchased services. Corporate expenses of $0.5 million and $4.5 million were allocated to the Company or incurred through the agreements during the three months ended March 31, 2017 and 2016, respectively, and have been included within general and administrative expenses in the combined consolidated statements of income and comprehensive income.

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

Principles of Consolidation

The combined consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, the equity method investment and the consolidated Exchange Accommodation Titleholder (“EAT”) variable interest entity (“VIE”). There were no properties held by the EAT as of March 31, 2017 or December 31, 2016.

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

Equity Method Investment

The Company owns an approximately 9% equity interest in HCRMC that, although it does not have the ability to exercise significant influence over, is accounted for under the equity method of accounting due to HCRMC maintaining specific ownership accounts. Beginning on January 1, 2016, equity income is recognized only if cash distributions are received from HCRMC. As of March 31, 2017 and December 31, 2016, the carrying value of the equity method investment was zero.  See Note 3 regarding the Company’s Master Lease with HCRMC.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case the transaction would be accounted for as an asset acquisition. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. ASU 2017-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. The Company adopted ASU 2017-01 on January 1, 2017 and expects to recognize a majority of its real estate acquisitions and dispositions as asset transactions rather than business combinations, which in the case of acquisitions will result in the capitalization of related third party transaction costs. The adoption had no impact on the Company’s combined consolidated financial statements as of and for the three months ended March 31, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company does not expect the adoption of ASU 2016-18 on January 1, 2018 to have a material impact on its combined consolidated statements of cash flows as the Company does not have material restricted cash activity.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in ASU 2016-15 are intended to clarify current guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently in compliance with substantially all of the clarifications in ASU 2016-15 and as such, the Company does not expect the adoption of ASU 2016‑15 on January 1, 2018 to have a material impact on its combined consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016‑08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016‑08”). ASU 2016‑08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016‑08 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted at the original effective date of the new revenue standard (January 1, 2017). The Company is evaluating the impact of the adoption of ASU 2016‑08 on January 1, 2018 on its combined consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”). This update changes the requirements for recognizing revenue. ASU 2014‑09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015‑14”). ASU 2015‑14 defers the effective date of ASU 2014‑09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for annual periods, and interim periods within, beginning after December 15, 2016. A reporting entity may apply the amendments in ASU 2014-09 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company is evaluating the complete impact the adoption of ASU 2014‑09 on January 1, 2018 will have on its combined consolidated financial position or results of operations. Since revenue for the Company is primarily generated through leasing arrangements, which are excluded from ASU 2014-09, the Company expects that it will be impacted in its recognition of non-lease revenue and its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. As a result, the Company generally expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance.

Adoption of Accounting Standards Codification Topic 842, Leases

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02” or “ASC 842”). ASU 2016‑02 supersedes the current accounting for leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard (see above). ASU 2016‑02 is effective for fiscal years beginning after December 15, 2018, and interim periods within. Early adoption is permitted. Entities are required to use a modified retrospective approach when transitioning to ASU 2016‑02 for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements.

The Company elected to early adopt ASU 2016‑02, effective as of April 1, 2016 (the “Adoption”), which was a change in accounting principle. Upon the Adoption, the Company elected a permitted practical expedient to use hindsight in determining the lease term under the new standard. The Adoption results in a material change to the accounting for the Company’s Master Lease entered into by the Company and HCRMC in April 2011 upon the acquisition of the HCRMC Properties. Given the decline in HCRMC’s performance subsequent to the 2011 acquisition (see Note 3), it was concluded that the lease term (as defined by ASC 842) was shorter than originally determined at (i) the lease commencement date in April 2011 and (ii) the lease classification reassessment date in March 2015 when the Company and HCRMC amended the Master Lease (the “HCRMC Lease Amendment”) (see Note 3). When applying hindsight, the lease classification reassessment in April 2011 resulted in the Master Lease being reclassified from a direct financing lease (“DFL”) to an operating lease. When applying hindsight, the lease classification reassessment in March 2015 resulted in the Master Lease continuing to be classified as an operating lease. Under the transition guidance required by ASU 2016‑02, the Master Lease, which was previously accounted for as a DFL, has been accounted for as an operating lease as of the earliest comparable period presented.

While the Company is primarily a lessor, it also considered the lessee transition and application requirements under ASU 2016‑02.

NOTE 3. Operating Leases

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

On March 29, 2015, certain subsidiaries of the Company entered into an amendment to the Master Lease effective April 1, 2015 (the “HCRMC Lease Amendment”). The HCRMC Lease Amendment reduced initial annual rent by a net $68 million from $541 million to $473 million. Commencing on April 1, 2016, the minimum rent escalation was reset to 3.0% for each lease year through the expiration of the initial term of each applicable pool of properties. Prior to the HCRMC Lease Amendment, rent payments would have increased 3.5% on April 1, 2015 and 2016 and 3.0% annually thereafter. The initial term was extended five years to an average of 16 years, and the extended expirations under the available extension options remained the same. See Note 7 for commitments for capital additions.

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

Additionally, HCRMC agreed to sell, and the Company agreed to purchase, nine post‑acute/skilled nursing properties for an aggregate purchase price of $275 million (see Note 4). The Company acquired seven properties during the year ended December 31, 2015 for $183.4 million, the proceeds of which were used to settle a portion of the Tranche A DRO, and reduce the straight‑line rent receivable. During the first quarter of 2016, the Company completed the remaining two of the nine post‑acute/skilled nursing property purchases from HCRMC for $91.6 million, which settled the remaining portion of the Tranche A DRO and reduced the straight‑line rent receivable. Following the purchase of a property, the Lessee leases such property from the Company pursuant to the Master Lease. The nine properties initially contribute an aggregate of $19 million of annual rent (subject to escalation) under the Master Lease.

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

As a result of placing the Master Lease on nonaccrual status, the Company further evaluated the carrying amount of its straight‑line rent receivables as of December 31, 2015. Due to the significant decline in HCRMC’s fixed charge coverage ratio in the fourth quarter of 2015, combined with a lower growth outlook for the post‑acute/skilled nursing business, the Company determined that it was probable that its straight‑line rent receivables were impaired and an allowance for straight‑line rent receivables was recognized as of December 31, 2015. An impairment charge of $180.3 million related to the straight‑line rent receivables was recorded, net of $17.2 million that was reclassified to equity income as result of the Company’s ownership interest in HCRMC. The impairment charge was recorded in impairments, net in the combined consolidated statement of income and comprehensive income for the year ended December 31, 2015. As of March 31, 2017 and December 31, 2016, the straight‑line rent receivables, net balance was $3.2 million and $3.3 million, respectively.

In November 2016, the Company provided to HCR III reductions of contractual rent due under the Master Lease as follows: a $5 million reduction for the month of November 2016, a $15 million reduction for the month of December 2016 and a $10 million reduction for the month of January 2017. HCR III paid in full the contractual rent due for the months of February 2017 and March 2017.

During the first quarter of 2017, the Company collected an impound deposit of $4.0 million from HCRMC for real estate taxes and insurance as a result of HCRMC not meeting certain covenant requirements, which amount is included within restricted cash in the combined consolidated balance sheet as of March 31, 2017.

On April 5, 2017, the Company entered into a forbearance agreement (the "Agreement") with HCR III and HCRMC (together, "HCR ManorCare").  Among other things, the Agreement requires HCR ManorCare to make cash rent payments of $32 million for each of April, May and June of 2017, with a deferral of payment of the additional $7.5 million per month otherwise due until the earlier of (i) July 5, 2017 and (ii) an early termination of the Agreement, with all deferred amounts becoming immediately due and payable upon an early termination. The Agreement also required HCR ManorCare to deliver its 2016 audited financial statements and auditor consent to QCP not later than April 10, 2017, which were received on April 10, 2017 and included a "going concern" exception for HCR ManorCare in the auditor opinion. The Company returned the $4.0 million impound deposit in connection with entering into the Agreement.

During the term of the Agreement, which will end on July 5, 2017, unless earlier terminated, QCP and HCR ManorCare intend to engage in good faith discussions concerning a long-term restructuring of the terms of the master lease, the guaranty of the master lease and certain other matters. To facilitate the exploration of restructuring alternatives, QCP also agreed to provide HCR ManorCare with a temporary secured extension of credit of up to $7 million per month during each of April, May and June of 2017 (up to $21 million in the aggregate), which would be due and payable in full not later than December 31, 2017, subject to acceleration upon certain events.

HCR ManorCare made the reduced cash rent payments of $32 million for each of April and May of 2017. HCR ManorCare borrowed $7 million for April 2017 under the temporary secured credit agreement.

During the three months ended March 31, 2017, the Company incurred legal and diligence costs related to the potential restructuring of the Master Lease totaling $3.2 million, which costs are included within general and administrative expense in the combined consolidated statements of income and comprehensive income.

The Company recognized HCRMC rental and related revenues totaling $105.3 million and $113.1 million for the three months ended March 31, 2017 and 2016, respectively.

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

NOTE 4. Real Estate Acquisitions and Dispositions

Acquisitions

During 2016, the Company completed the remaining two of the nine post‑acute/skilled nursing property purchases from HCRMC for $91.6 million, which proceeds were used to settle the remaining portion of the Tranche A DRO (see Note 3). The purchase price was allocated $86.4 million to real estate and $5.2 million to intangible assets, with no goodwill recognized.

Additionally, during 2016, the Company acquired a memory care/assisted living property for $15.0 million. The property was developed by HCRMC and was added to the Master Lease. The purchase price was allocated $14.1 million to real estate and $0.9 million to intangible assets, with no goodwill recognized. The actual revenues and earnings of the property since the acquisition date, as well as the supplementary pro forma information assuming the acquisition had occurred as of the beginning of the prior period, are deemed insignificant to the Company.

One of the three acquisitions during 2016 (the “acquired property”) was structured as a reverse like‑kind exchange pursuant to Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”). On September 9, 2016, the Company completed the reverse 1031 exchange and as such, the acquired property is no longer in the possession of the EAT, which had been classified as a VIE as it is a thinly capitalized entity. The Company had consolidated the EAT because it was the primary beneficiary as it had the ability to control the activities that most significantly impacted the EAT’s economic performance. As of December 31, 2015, the EAT held property reflected as real estate with a carrying value of $27.1 million, for which the Company closed on the property in the first quarter of 2016.

Dispositions

During 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non‑strategic properties that were under the Master Lease (see Note 3). During 2015, the Company completed 22 of the sales for $218.8 million, resulting in gain on sales of $39.1 million. From the proceeds, $14.5 million was held by a Qualified Intermediary for a 1031 exchange that was not completed at December 31, 2015 and was classified as restricted cash as of December 31, 2015. The 1031 exchange closed in the first quarter of 2016.

During 2016, the Company completed 21 of the non-strategic property sales, bringing the total sold to 43 through December 31, 2016, and sold one additional HCRMC Property for an aggregate amount of $114.6 million, resulting in gain on sales of $10.6 million. During the three months ended March 31, 2016, the Company completed 11 of the 21 sales for an aggregate amount of $62.3 million, resulting in gain on sales of $6.5 million.

During the three months ended March 31, 2017, the Company sold the seven remaining non-strategic properties for aggregate net proceeds of $19.3 million, resulting in gain on sales of $3.3 million.

Real Estate and Related Assets Held for Sale

The seven remaining non‑strategic properties sold during the first quarter of 2017 were classified as held for sale, net as of December 31, 2016, as follows (in thousands):

Real estate:
Building and improvements	$19,170
Land	2,380
Accumulated depreciation	(7,405)
Net real estate	14,145
Intangible assets, net	1,252
Straight-line rent receivables, net	622
Real estate and related assets held for sale, net	$16,019

NOTE 5. Debt

Overview

In anticipation of the Spin‑Off, the Company entered into certain debt arrangements which, upon completion and closing of the Spin‑Off and related transactions on October 31, 2016, were binding upon QCP. The proceeds from the Company’s borrowings, less applicable financing costs, fees and expenses, were transferred to HCP as partial consideration for the QCP Business.

Debt as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

			Balance Outstanding as of
	Interest	Maturity	March 31,	December 31,
Debt	Rate	Date	2017	2016
Senior secured revolving credit facility(1)	Floating	October 31, 2021	$25,000	$25,000
Senior secured term loan(2)	Floating	October 31, 2022	956,559	957,465
Senior secured notes	8.125%	November 1, 2023	731,279	730,604
Unsecured revolving credit facility(3)	Floating	October 31, 2018	—	—
Total			$1,712,838	$1,713,069

(1)

The interest rate was 6.03%  and 5.86% as of March 31, 2017 and December 31, 2016, respectively. On April 26, 2017, the Company borrowed an additional $50.0 million under the senior secured revolving credit facility, the proceeds of which were available for working capital and other corporate purposes, resulting in remaining availability under the facility of $25.0 million.

(2)	The interest rate was 6.25% as of March 31, 2017 and December 31, 2016.
(3)

We are the borrower under a $100 million unsecured revolving credit facility, on which we may only draw prior to October 31, 2017. However, under the terms of the facility, the availability has been reduced to approximately $13 million as of March 31, 2017. HCP is the sole lender.

Covenants

Our secured and unsecured debt agreements contain certain customary affirmative covenants, including maintaining a minimum debt service coverage ratio, negative covenants, including limitations on the incurrence of additional debt, issuance of preferred shares, payment of dividends, sale of properties and modification of the Master Lease,  and events of default. As of March 31, 2017, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under its debt agreements.

Fair Value of Debt

The carrying values of our variable-rate debt approximate their fair value. We estimate the fair values of fixed-rate debt using trading quotes in an inactive market, which falls within Level 2 of the fair value hierarchy. The fair value of the Notes with $750 million face value was estimated to be $772.5 million and $753.8 million as of March 31, 2017 and December 31, 2016, respectively.

NOTE 6. Equity

Prior to the Spin-Off, the financial statements were carved out from HCP’s books and records; thus, there was no separate capital structure and the net assets were reflected as net parent investment in the accompanying combined consolidated financial statements. Upon becoming a separate company on October 31, 2016, our ownership is now classified under the typical stockholders’ equity classifications of common stock, additional paid-in capital and accumulated deficit in the accompanying combined consolidated financial statements.

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

Preferred Stock

Our charter authorizes the issuance of up to 50,000,000 shares of our preferred stock, par value $0.01 per share. Prior to the Spin-Off, we issued 2,000 shares of Class A Preferred Stock with an aggregate liquidation preference of $2 million to HCP, which it later sold to institutional investors following the completion of the Spin-Off. The Class A Preferred Stock ranks prior to our common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding up. The Class A Preferred Stock entitles the holders thereof to cumulative cash dividends in an amount equal to 12% per annum of the aggregate liquidation preference, payable quarterly. Due to their contingent redeemability upon a Change of Control (as defined in the Articles Supplementary relating thereto) and redeemability at the stockholder’s option after the seventh anniversary, the Class A Preferred Stock is classified as redeemable preferred stock within mezzanine equity (outside of permanent equity) in the accompanying consolidated balance sheets.

Stock-Based Compensation

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

On March 8, 2017, the Company, upon receiving the approval of the compensation committee of the board of directors, issued the 2017 performance-based stock awards to Messrs. Ordan, Neeb and Richards in the maximum amounts of 107,642 shares,  61,894 shares, and 32,292 shares, respectively, that may be earned upon satisfaction of certain performance criteria in accordance with the terms of their respective employment agreements.

During the three months ended March 31, 2017, the Company recorded total stock-based compensation expense related to the outstanding restricted stock units,  stock options and performance-based stock awards of $1.7 million, which is included within general and administrative expense in the accompanying combined consolidated statements of income and comprehensive income.

NOTE 7. Commitments and Contingencies

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

HCP has also reported that, on June 16, 2016 and July 5, 2016, purported stockholders of HCP filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30‑2016‑00858497‑CU‑PT‑CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30‑2016‑00861646‑CU‑MC‑CJC, in the Superior Court of California, County of Orange, against certain of HCP’s current and former directors and officers and HCRMC. The Stearns action was subsequently consolidated by the Court with the Subodh action. HCP is named as a nominal defendant. The consolidated derivative action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. The plaintiffs demand damages (in an unspecified amount), pre-judgment and post-judgment interest, a directive that HCP and the individual defendants improve HCP’s corporate governance and internal procedures (including putting resolutions to amend the bylaws or charter to a stockholder vote), restitution from the individual defendants, costs (including attorneys’ fees, experts’ fees, costs, and expenses), and further relief as the Court deems just and proper. As the Subodh action is in the early stages, the defendants are in the process of evaluating the suit and have not yet responded to the complaint. On April 18, 2017, the Court approved the parties’ stipulation staying the action pending further developments, including in the related securities class action litigation. The Court also adjourned the status conference scheduled for April 27, 2017 to January 10, 2018.

HCP has also reported that, on April 10, 2017, a purported stockholder of HCP filed a derivative action, Weldon v. Martin et al., Case No. 3:17cv-755, in federal court in the Northern District of Ohio, Western Division, against certain of HCP’s current and former directors and officers and HCRMC. HCP is named as a nominal defendant. The Weldon complaint asserts similar claims to those asserted in the California derivative actions. In addition, the complaint asserts a claim under Section 14(a) of the Securities Exchange Act of 1934, alleging that HCP made false statements in its 2016 proxy statement by not disclosing that HCP’s performance issues in 2015 were the direct result of billing fraud at HCRMC. On April 18, 2017, the Court re-assigned and transferred this action to the judge presiding over the related federal securities class action. The defendants have not yet been served or responded to the complaint.

Commitments for Capital Additions

Under the terms of the Master Lease, the Company is required through April 1, 2019, upon the Lessee’s request, to provide the Lessee an amount to fund Capital Additions Costs (as defined in the Master Lease) approved by the Company, in the Company’s reasonable discretion. Such an amount may not exceed $100 million in the aggregate (“Capital Addition Financing”) and the Company is not obligated to advance more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through March 31, 2017, approximately $2.8 million in Capital Addition Financing has been funded by the Company.

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

NOTE 8. Income Taxes

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

In December 2015, the U.S. Federal Government passed legislation which reduced the holding period, for federal tax purposes, to five years. HCP satisfied the five-year holding period requirement in April 2016. In September 2016, the U.S. Treasury issued  a proposed regulation that would change the holding period back to 10 years, but effective only for conversion transactions after August 9, 2016. As currently proposed, these regulations will not impact the HCRMC Properties, as the HCRMC conversion transaction occurred on April 7, 2011.

However, certain states still require a 10‑year holding period and, as such, the assets are still subject to state built‑in gain tax. As of March 31, 2016, HCP determined that it may sell assets during the next five years and, therefore, recorded a deferred tax liability. HCP calculated the deferred tax liability related to the state built‑in‑gain tax using the separate return method and recorded a deferred tax liability of $12.4 million representing its estimated exposure to state built‑in gain tax, which estimate was revised to $17.4 million during the three months ended September 30, 2016. As a result of the tax liquidation of a QCP subsidiary during the fourth quarter of 2016, the deferred tax liability became due and payable by April 15, 2017. After adjusting the estimated amount to actual, the income taxes payable as of December 31, 2016 was $16.5 million, which amount was paid to the taxing authority during the first quarter of 2017.

NOTE 9. Earnings Per Common Share

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

The following table sets forth the computation of our basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income attributable to common shareholders	$36,684	$48,762
Denominator:
Weighted average common shares outstanding - basic	93,594	93,594
Compensation-related shares	—	—
Weighted average common shares outstanding - diluted	93,594	93,594
Earnings per common share - basic and diluted	$0.39	$0.52

For the three months ended March 31, 2017, additional potentially dilutive securities include outstanding stock options, restricted stock units and performance-based stock awards. For the three months ended March 31, 2017, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive or insignificant. There were no such securities outstanding during the three months ended March 31, 2016. We accrue distributions when they are declared.

NOTE 10. Concentration of Credit Risk

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

Assets related to HCRMC represented 92% and 94% of the Company’s total assets as of March 31, 2017 and December 31, 2016, respectively. The Company derived 94% of its total revenues from the Master Lease with HCRMC for the three months ended March 31, 2017 and 2016.

NOTE 11. Subsequent Events

See Note 3 for activity related to HCR ManorCare and Note 5 for debt activity subsequent to March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the combined consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). See “—Overview – Basis of Presentation” below for defined terms. Our financial statements may not necessarily reflect our future financial condition and results of operations, or what they would have been had we been a separate, stand‑alone company during all periods presented.

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report that are not historical statements of fact may be deemed “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our intent, belief or expectations, including, but not limited to, statements regarding: the anticipated structure, benefits and tax treatment of the Spin‑Off; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

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

•

the impact of the “going concern” exception in the auditors’ opinion to HCRMC’s audited consolidated financial statements as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016, resulting from recurring losses and negative working capital, which created  an event of default under HCRMC’s credit agreement, and the expiration on May 12, 2017 of HCRMC’s forbearance agreement and credit agreement amendment with its credit agreement lenders, as further discussed under “—HCRMC Financial Information”;  and

•

the U.S. Department of Justice (“DOJ”) lawsuit against HCRMC and other legal proceedings involving HCRMC, including the possibility of larger than expected litigation costs, adverse results and related developments.

•	the impact of the Agreement (defined in “—Portfolio Overview”) and ongoing negotiations with HCRMC.

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

•	unexpected liabilities, disputes or other potential unfavorable effects related to the Spin‑Off; and

•	additional factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 31, 2017, as amended (the “Annual Report”).

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

Overview – Basis of Presentation

Quality Care Properties, Inc. (“QCP” or the “Company”) is a Maryland corporation that was formed in 2016 to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). Prior to the separation from HCP, which was completed on October 31, 2016, QCP was a wholly owned subsidiary of HCP. In connection with the separation, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, dated as of October 31, 2016, by and between HCP and QCP, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date (the “Spin‑Off”). At the time of the Spin-Off, the Properties contributed to QCP consisted of 274 post‑acute/skilled nursing properties, 62 memory care/assisted living properties, one surgical hospital and one medical office building, including 18 properties held for sale.

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP on a consolidated basis after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. Before the completion of the separation, the QCP Business was operated through subsidiaries of HCP, which operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). QCP expects to operate as a REIT under the applicable provisions of the Code, commencing with its initial taxable year ended December 31, 2016. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income. If we determine to maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

As of March 31, 2017, the Properties consisted of 257 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building. The Properties are primarily located in Pennsylvania, Illinois, Ohio, Florida and Michigan. As of March 31, 2017,  292 of the 320 properties were leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The Master Lease properties are leased to, and operated by, HCRMC through its wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of HCR III’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC.

The Master Lease is structured as a triple‑net lease, in which HCRMC, either directly or through its affiliates and sublessees, operates the properties and is responsible for all operating costs associated with the properties, including the payment of property taxes, insurance and repairs, and providing indemnities to us against liabilities associated with the operation of the properties. HCR III is required to expend a minimum amount during each lease year for capital projects (as defined in the Master Lease), which, as of March 31, 2017, is equal to approximately $30 million for all of the HCRMC Properties in the aggregate. Under the terms of the Master Lease, we are required through April 1, 2019 to, upon HCR III’s request, provide HCR III an amount to fund Capital Addition Costs (as defined in the Master Lease) approved by us, in our reasonable discretion, with such amount not to exceed $100 million in the aggregate, but we are not obligated to advance more than $50 million in any single lease year. See “—Liquidity and Capital Resources—Capital Expenditures.”

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

For periods prior to the separation, the historical combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report include the combined consolidated accounts of the QCP Business as derived from HCP’s consolidated financial statements and accounting records at their historical carrying values. The historical combined consolidated financial statements reflect our financial position, results of operations and cash flows as “carved out” from HCP prior to the Spin‑Off, in conformity with U.S. generally accepted accounting principles (“GAAP”). The combined consolidated financial information reflects the adoption of ASU 2016‑02,  Leases (see Note 2 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

We discuss and provide our analysis in the following order:

•	Portfolio overview;

•	Results of operations;

•	HCRMC financial information;

•	Liquidity and capital resources;

•	Dividends;

•	Contractual obligations;

•	Off‑balance sheet arrangements;

•	Inflation;

•	Non-GAAP financial measures;

•	Critical accounting policies; and

•	Recent accounting pronouncements.

PORTFOLIO OVERVIEW

As of March 31, 2017,  our portfolio consisted of 320 properties as follows:

Operator	Property Type	Property Count	Operating Beds/Units(1)	Occupancy %(1)
HCRMC	Post-acute/skilled	232	30,786	84.0
	Senior housing	60	4,227	80.3
Tandem Consulate Health Care	Post-acute/skilled	9	932	92.1
Covenant Care	Post-acute/skilled/ Senior housing	12	1,261	73.9
Genesis HealthCare	Post-acute/skilled/ Senior housing	5	477	68.1
Remaining	Hospital/ Medical office	2	37 Beds/ 88,000 Sq. Ft.	N/A

Total	320

(1)	Data was derived by us solely from information provided to us by the operators.

The Company derived 94% of its total revenues for the three months ended March 31, 2017 from the 292 properties leased to HCRMC under the Master Lease and operated by HCRMC through HCR III.  See “—HCRMC Financial Information” below for more information on HCRMC’s financial results.

During 2015, we and HCRMC agreed to market for sale the real estate and operations associated with 50 non‑strategic properties that were under the Master Lease. Pursuant to the agreement, HCRMC received an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by us.

On March 29, 2015, we and HCRMC agreed to amend the Master Lease (“HCRMC Lease Amendment”). Commencing April 1, 2015, we provided an annual net rent reduction of $68 million, which equated to first year rent under the amendment of $473 million, compared to the $541 million annual rent that would have commenced April 1, 2015, prior to the HCRMC Lease Amendment. The contractual rent increases by 3.0% annually during the initial term, commencing April 1, 2016. In exchange, we received the following consideration:

•

A right to acquire fee ownership in nine post‑acute/skilled nursing properties valued at $275 million with a median age of four years, owned and operated by HCRMC. We retained a lease receivable of equal value, (the “Tranche A DRO”) earning income of $19 million annually (included in the amended initial lease year rent of $473 million above), which was reduced as the property purchases were completed. Following the purchase of a property, HCRMC leases such property from us pursuant to the Master Lease. The nine properties contribute an aggregate of $19 million of annual rent (subject to escalation) under the Master Lease;

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

During 2015, 22 of the 50 non‑strategic property sales were completed for $218.8 million. As of December 31, 2015, the remaining 28 properties that had not yet been sold were classified as real estate and related assets held for sale. During 2015, we recognized an impairment charge of $47.1 million related to the anticipated sale of the 50 non‑strategic properties based on expected net cash flows amounting to the projected sales price. During 2016, we completed an additional 21 of the 50 non‑strategic property sales and sold one additional HCRMC property, generating proceeds of $114.6 million, with the remaining seven properties classified as real estate and related assets held for sale as of December 31, 2016. The seven remaining non‑strategic properties were sold in the first quarter of 2017 for an aggregate amount of $19.3 million. During 2016, we recognized an additional impairment charge of $21.4 million related to the 18 properties held for sale as of September 30, 2016. We received all of the proceeds from the property sales.

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

We acquired seven HCRMC properties during 2015 for $183.4 million, the proceeds of which were used to settle a portion of the Tranche A DRO. During 2016, we acquired two additional properties for $91.6 million. The aggregate $275 million purchase price proceeds for the nine properties were used to settle the Tranche A DRO in full. For additional information regarding the DRO, see “—Liquidity and Capital Resources—Deferred Rent Obligation.”

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

On April 5, 2017, the Company entered into a forbearance agreement (the "Agreement") with HCR III and HCRMC (together, "HCR ManorCare").  Among other things, the Agreement requires HCR ManorCare to make cash rent payments of $32 million for each of April, May and June of 2017, with a deferral of payment of the additional $7.5 million per month otherwise due until the earlier of (i) July 5, 2017 and (ii) an early termination of the Agreement, with all deferred amounts becoming immediately due and payable upon an early termination. The Agreement also required HCR ManorCare to deliver its 2016 audited financial statements and auditor consent to QCP not later than April 10, 2017, which were received on April 10, 2017 and included a "going concern" exception for HCR ManorCare in the auditor opinion.

During the term of the Agreement, which will end on July 5, 2017, unless earlier terminated, QCP and HCR ManorCare intend to engage in good faith discussions concerning a long-term restructuring of the terms of the master lease, the guaranty of the master lease and certain other matters. To facilitate the exploration of restructuring alternatives, QCP also agreed to provide HCR ManorCare with a temporary secured extension of credit of up to $7 million per month during each of April, May and June of 2017 (up to $21 million in the aggregate), which would be due and payable in full not later than December 31, 2017, subject to acceleration upon certain events.

HCR ManorCare made the reduced cash rent payments of $32 million for each of April and May of 2017. HCR ManorCare borrowed $7 million for April 2017 under the temporary secured credit agreement.

During the three months ended March 31, 2017, the Company incurred legal and diligence costs related to the potential restructuring of the Master Lease totaling $3.2 million, which costs are included within general and administrative expense in the combined consolidated statements of income and comprehensive income. During the first quarter of 2017, the Company collected an impound deposit of $4.0 million from HCR ManorCare for real estate taxes and insurance as a result of HCR ManorCare not meeting certain covenant requirements, which amount is included within restricted cash in the combined consolidated balance sheet as of March 31, 2017. The Company returned the deposit in connection with entering into the Agreement.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Results for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,		Change
	2017	2016	$
Revenues:
Rental and related revenues	$112,237	$119,885	$(7,648)
Tenant recoveries	355	362	(7)
Total revenues	112,592	120,247	(7,655)
Costs and expenses:
Depreciation and amortization	34,450	59,374	(24,924)
Operating	541	977	(436)
General and administrative	9,580	4,980	4,600
Interest	34,225	—	34,225
Total costs and expenses	78,796	65,331	13,465
Other income:
Gain on sales of real estate	3,283	6,460	(3,177)
Other income, net	21	21	—
Total other income, net	3,304	6,481	(3,177)
Income before income taxes	37,100	61,397	(24,297)
Income tax expense	(281)	(12,635)	12,354
Net income and comprehensive income	36,819	48,762	(11,943)
Noncontrolling interests' share in earnings	(24)	—	(24)
Net income and comprehensive income attributable to the Company	36,795	48,762	(11,967)
Less: preferred share dividends	(111)	—	(111)
Net income and comprehensive income attributable to common shareholders	$36,684	$48,762	$(12,078)

Total revenues.  Total revenues decreased by $7.7 million to $112.6 million for the three months ended March 31, 2017 primarily due to the following: (i) $10.0 million reduction of rent due under the Master Lease for January 2017 and (ii) $1.2 million reduction related to the sale of 28 non‑strategic properties and one additional property during 2017 and 2016. This decrease was partially offset by a net $3.5 million increase primarily from rent escalations under the Master Lease.

Depreciation and amortization expense.  Depreciation and amortization expense decreased by $24.9 million to $34.5 million for the three months ended March 31, 2017 primarily due to reductions related to building and improvements becoming fully depreciated in the first quarter of 2016.

General and administrative expenses.  General and administrative expenses increased by $4.6 million to $9.6 million for the three months ended March 31, 2017 primarily due to the following: (i) $3.2 million of legal and diligence costs related to the potential restructuring of the Master Lease incurred during 2017 and (ii) a net $1.4 million increase related to additional compensation-related and other costs being incurred by the Company on a stand-alone basis after the Spin-Off.

Interest.    During the three months ended March 31, 2017, we incurred interest expense of $34.2 million related to the indebtedness incurred in connection with the Spin-Off, which was completed on October 31, 2016.  There was no debt outstanding during the three months ended March 31, 2016.

Gain on sales of real estate.  During the three months ended March 31, 2017, we recognized a gain of $3.3 million from the sale of seven non‑strategic properties. During the three months ended March 31, 2016, we recognized a gain of $6.5 million from the sale of 11 non-strategic properties.

Income tax expense.  Income tax expense decreased by  $12.4 million to $0.3 million for the three months ended March 31, 2017. The decrease was the result of recognizing deferred tax liabilities of $12.4 million, representing our estimated potential exposure to state built‑in gain tax from determining that we may sell assets during the next five years, during the three months ended March 31, 2016, which estimate was subsequently revised (see Note 8 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

HCRMC FINANCIAL INFORMATION

HCRMC is our principal operator and lessee, representing approximately 94% of our total revenues for the three months ended March 31, 2017. HCRMC, along with other post-acute/skilled nursing operators, has been and continues to be adversely impacted by a challenging operating environment in the post-acute/skilled nursing sector, which has put downward pressure on revenues and operating income. Ongoing trends in the post-acute/skilled nursing sector include, but are not limited to the following:

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

•

In April 2015, the U.S. Department of Justice (“DOJ”) filed a civil complaint against HCRMC for alleged false claims related to Medicare reimbursement. HCRMC continues to defend against the complaint and is incurring associated legal and regulatory defense costs, which were approximately $11 million and $9 million for 2016 and 2015, respectively, and approximately $5 million for the three months ended March 31, 2017. The outcome of the DOJ civil complaint remains uncertain and HCRMC expects to continue to incur additional legal and regulatory defense costs (see Note 7 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Due to the above-described factors, HCRMC’s performance continued to deteriorate in 2015, 2016 and 2017, despite the amendment reducing annual rent due under the Master Lease effective April 2015, resulting in eroded operating margins and lease and fixed charge coverages, as indicated below (all HCRMC data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC):

•

On a trailing 12-month basis, normalized earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) has declined from $487.3 million for the period ended December 31, 2016 to $460.0 million for the period ended March 31, 2017.

•	On a trailing 12-month basis, normalized fixed charge coverage (“FCC”) has declined from 1.01x for the period ended December 31, 2016 to 0.95x for the period ended March 31, 2017.

•

On a trailing 12-month basis, facility (excluding corporate items and non-QCP properties) cash flow coverage (“CFC”) has declined from 0.84x for the period ended December 31, 2016 to 0.83x for the period ended March 31, 2017, net of the impact of the sale of negatively performing non-strategic properties.

•	Based on forecast information provided to us by HCRMC, operating results for 2017 are trending significantly downward when compared to the historical results for 2016.

•

The report of HCRMC’s independent auditors in its year-end financial statements included in the Annual Report references management’s assessment of its ability to continue as a going concern.  This created a potential event of default under HCRMC’s credit agreement.  HCRMC has disclosed to us that, on May 4, 2017, it entered into a forbearance agreement and credit agreement amendment with the lenders under its credit agreement pursuant to which HCRMC acknowledged and agreed with its lenders that HCRMC is in default under its credit agreement due to: (i) the “going concern” qualification in the auditors’ report in its year-end financial statements; (ii) the failure to deliver timely an annual operating budget; and (iii) the failure to comply with financial covenants in the credit agreement.  Under the forbearance agreement and credit agreement amendment, the lenders under the credit agreement agreed not to exercise their rights and remedies solely as a result of the acknowledged defaults until not later than May 12, 2017.  There can be no assurance that upon the expiration of the forbearance period the HCRMC lenders will not exercise all available remedies under the credit agreement.

For a more detailed description of risks we are subject to due to our dependence on HCRMC, including adverse business and financial conditions and developments, see Part I, Item 1A. “Risk Factors—Risks Related to Our Business” in the Annual Report.

The following tables summarize HCRMC’s reported consolidated financial information (in millions)(1):

	March 31,	December 31,
	2017	2016
Real estate and other property, net	$2,516.8	$2,534.6
Cash and cash equivalents	122.2	130.6
Goodwill, intangible and other assets, net	1,540.3	1,602.3
Total assets	$4,179.3	$4,267.5
Debt and financing obligations	$5,707.0	$5,726.3
Accounts payable, accrued liabilities and other	1,142.6	1,170.1
Redeemable preferred stock	2.1	2.1
Total deficit	(2,672.4)	(2,631.0)
Total liabilities and equity	$4,179.3	$4,267.5

	Three Months Ended
	March 31,
	2017	2016
Revenues	$949.3	$984.5
Operating, general and administrative expense	(850.1)	(857.2)
Depreciation and amortization expense	(32.0)	(32.5)
Interest expense	(112.5)	(115.1)
Other income, net	4.1	3.5
(Loss) gain on disposal of assets	(1.3)	3.3
Loss from continuing operations before income tax benefit	(42.5)	(13.5)
Income tax benefit	1.1	2.9
Loss from continuing operations	(41.4)	(10.6)
Income from discontinued operations, net of taxes	—	0.1
Net loss	$(41.4)	$(10.5)

(1)	All data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC.

The following table summarizes HCRMC’s reported operating results on a trailing 12-month basis (in millions)(1):

	Trailing 12 Months Ended
	March 31,	December 31,
	2017	2016
HCRMC Results of Operations
Revenues	$3,807.5	$3,842.7
Operating and general and administrative expenses	(3,367.5)	(3,374.6)
Depreciation and amortization expense	(129.1)	(129.5)
Asset impairment(2)	(1,947.4)	(1,947.4)
(Loss) income before other (expenses) income and income taxes	(1,636.5)	(1,608.8)
Interest expense	(456.1)	(458.5)
(Loss) gain on disposal of assets	(13.4)	(8.9)
Equity in earnings, interest income and other	17.4	16.5
Loss from continuing operations before income taxes	(2,088.6)	(2,059.7)
Income tax expense	(1,102.7)	(1,101.0)
Loss from continuing operations	(3,191.3)	(3,160.7)
Loss from discontinued operations:
Facility EBITDARM	(0.1)	—
Other income, net of taxes	(0.1)	—
Loss from discontinued operations	(0.2)	—
Net loss	$(3,191.5)	$(3,160.7)
EBITDAR and FCC Calculation
Revenues	$3,807.5	$3,842.7
Operating and general and administrative expenses	(3,367.5)	(3,374.6)
Equity in earnings, interest income and other	17.4	16.5
Facility EBITDARM from discontinued operations	(0.1)	—
Other adjustments	3.4	3.4
EBITDAR	460.7	488.0
Normalizing adjustments(3)	(0.7)	(0.7)
Normalized EBITDAR	$460.0	$487.3
Fixed charges:
Cash rent(4)	$465.0	$462.2
Interest expense - term loan and other	21.6	21.7
Total fixed charges	$486.6	$483.9
As Reported FCC(5)	0.95x	1.01x
Normalized FCC(5)	0.95x	1.01x
Facility Level Coverage
Facility EBITDAR(6)	$356.2	$363.1
Facility CFC(7)	0.83x	0.84x

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

(2)	Primarily relates to the impairment of goodwill and deferred tax assets.

(3)	Primarily relates to non-cash accrual charges for general and professional claims that are excluded for the purposes of calculating normalized FCC.

(4)	Cash rent for purposes of calculating the coverage ratios excludes the $10 million rent reduction for January 2017 and the $20 million rent reduction for November and December 2016.

(5)

Represents EBITDAR (as reported FCC) or normalized EBITDAR (normalized FCC) divided by total fixed charges. EBITDAR for the trailing 12 months ended March 31, 2017 and December 31, 2016 includes losses of $17 million and $10 million, respectively, related to the 50 non-strategic assets sold.

(6)	Includes an imputed management fee of 4%.

(7)	For purposes of calculating Facility CFC, cash rent includes the $10 million rent reduction for January 2017 and the $20 million rent reduction for November and December 2016.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate: (i) funding recurring operating expenses, (ii) meeting debt service requirements, including principal payments and maturities and (iii) satisfying our distributions to our stockholders, as required for us to qualify as a REIT, for the next 12 months primarily by using cash flow from operations, available cash balances and borrowings under the senior secured revolving credit facility and unsecured revolving credit facility (see “—Debt” below for details on the facilities). In addition, we may elect to meet certain liquidity requirements through proceeds from the sale of assets or from borrowings and/or equity and debt offerings.

These expectations are forward‑looking and subject to a number of uncertainties and assumptions, which are described under Part I, Item 1A. “Risk Factors” in the Annual Report. If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Cash Flow Summary

The following summary discussion of our cash flows is based on the combined consolidated statements of cash flows and is not meant to be an all‑inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $215.1 million and $126.2 million at March 31, 2017 and December 31, 2016, respectively, representing an increase of $88.9 million. The following table sets forth changes in our cash flows (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Net cash provided by operating activities	$72,254	$205,245	$(132,991)
Net cash provided by (used in) investing activities	$19,221	$(29,804)	$49,025
Net cash used in financing activities	$(2,575)	$(177,921)	$175,346

Net cash provided by operating activities decreased by $133.0 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily the result of the following: (i) $91.6 million of cash received from the settlement of a portion of the Tranche A DRO in the 2016 period, (iii) a $16.5 million increase in income taxes paid, and (iii) $16.3 million of interest paid in the 2017 period.

Net cash provided by investing activities increased by $49.0 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily the result of $106.6 million from (i) the purchase of two HCRMC Properties during 2016 (the proceeds of which were used by HCRMC to settle a portion of the Tranche A DRO described above) and (ii) the investment in a memory care property in 2016. This increase was partially offset by the following: (i) a $43.0 million decrease in proceeds received from the sale of properties in the 2017 period compared to the 2016 period and (ii) a decrease in restricted cash of $14.5 million recognized during the 2016 period.

Net cash used in financing activities decreased by $175.4 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily due to a $177.9 million decrease in net distributions to parent (none in the 2017 period since after the October 31, 2016 Spin-Off date), net of a $2.5 million repayment of debt in the 2016 period.

Deferred Rent Obligation

In addition to the fixed annual rent under the Master Lease, in 2015 we received a DRO from HCR III equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million. HCR III made rental payments on Tranche A equal to 6.9% of the outstanding amount (representing $19 million) for the initial lease year until the entire Tranche A DRO was paid in full in March 2016 in connection with the nine aggregate property purchases. We recognized the 6.9% Tranche A rental payments in rental and related revenues when earned and included the Tranche A DRO in our calculation of straight‑line rent. As properties were acquired from HCRMC, the straight‑line rent calculation was adjusted to reflect the corresponding partial settlement of the Tranche A DRO. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and annually for the remainder of its term. The Tranche B DRO is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. The HCRMC Lease Amendment also imposes certain restrictions on HCR III and HCRMC until the Tranche B DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC. The outstanding principal balance of the Tranche B DRO was $257.5 million as of March 31, 2017. The Tranche B DRO is being accounted for as a minimum lease rental payment and was initially included in our straight‑line rent calculation. The annual escalations of the principal balance are considered variable lease rental payments, as the Tranche B DRO is prepayable at the option of HCRMC, and as such, are not included in our straight‑line rent calculation. As a result of placing the Master Lease on nonaccrual status, we further evaluated the carrying amount of our straight-line rent receivables and determined that it was impaired at December 31, 2015 (see Note 3 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Debt

Overview

In connection with the Spin-Off and related transactions, we transferred approximately $1.7 billion in cash to HCP (together with our common stock) in exchange for the transfer to us of the equity of the entities that hold the QCP Business, approximately $60 million of which was used to pay fees, costs and expenses incurred in connection with the Spin-Off transaction. The cash requirements of the Spin‑Off were financed through our borrowings pursuant to the senior secured term loan and the sale of the senior secured notes. We expect that other sources of cash required to pay our operating expenses will consist of cash flows provided by our operations, up to $100 million of available borrowings under the senior secured revolving credit facility, with $25 million available as of May 12, 2017, and available borrowings under the $100 million unsecured revolving credit facility, with approximately $13 million available as of March 31, 2017.

After the consummation of the Spin‑Off and related transactions, we are highly levered. As of March 31, 2017, we had outstanding approximately $1.8 billion face value of aggregate indebtedness. Our total debt is comprised of the senior secured notes, the senior secured term loan and any outstanding borrowings under the senior secured revolving credit facility and the unsecured revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

			Balance Outstanding as of
	Interest	Maturity	March 31,	December 31,
Debt	Rate	Date	2017	2016
Senior secured revolving credit facility(1)	Floating	October 31, 2021	$25,000	$25,000
Senior secured term loan(2)	Floating	October 31, 2022	956,559	957,465
Senior secured notes	8.125%	November 1, 2023	731,279	730,604
Unsecured revolving credit facility(3)	Floating	October 31, 2018	—	—
Total			$1,712,838	$1,713,069

(1)

The interest rate was 6.03% and 5.86% as of March 31, 2017 and December 31, 2016, respectively. On April 26, 2017, the Company borrowed an additional $50.0 million under the senior secured revolving credit facility, the proceeds of which were available for working capital and other corporate purposes, resulting in remaining availability under the facility of $25.0 million.
(2)	The interest rate was 6.25% as of March 31, 2017 and December 31, 2016.
(3)

We are the borrower under a $100 million unsecured revolving credit facility, on which we may only draw prior to October 31, 2017. However, under the terms of the facility, the availability has been reduced to approximately $13 million as of March 31, 2017. HCP is the sole lender.

Covenants

Our secured and unsecured debt agreements contain certain customary affirmative covenants, including maintaining a minimum debt service coverage ratio, negative covenants, including limitations on the incurrence of additional debt, issuance of preferred shares, payment of dividends and sale of properties, and events of default. As of March 31, 2017, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under its debt agreements.

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

Stock-Based Compensation

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

On March 8, 2017, the Company, upon receiving the approval of the compensation committee of the board of directors, issued the 2017 performance-based stock awards to Messrs. Ordan, Neeb and Richards in the amounts of 107,642 shares, 61,894 shares, and 32,292 shares, respectively, in accordance with the terms of their respective employment agreements.

During the three months ended March 31, 2017, the Company recorded total stock-based compensation expense related to the RSUs,  options and performance-based stock awards of $1.7 million, which is included within general and administrative expense in the combined consolidated statements of operations and comprehensive income.

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

Under the terms of the Master Lease, we are required through April 1, 2019 to, upon HCR III’s request, provide HCR III an amount to fund Capital Additions Costs (as defined in the Master Lease) approved by us, in our reasonable discretion, with such amount not to exceed $100 million in the aggregate (“Capital Addition Financing”), but we are not obligated to advance more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through March 31, 2017, we have provided approximately $2.8 million in Capital Addition Financing.

DIVIDENDS

We will elect to qualify as a REIT under the applicable provisions of the Code, commencing with our taxable year ended December 31, 2016. We intend to distribute at least 90% of our REIT taxable income to our stockholders out of assets legally available for distribution. To help create additional liquidity and flexibility to execute our strategy, and in light of our high tenant concentration in one operator, HCRMC, and the ongoing headwinds facing HCRMC and the broader post‑acute/skilled nursing industry, we instituted a conservative distribution policy. Our board of directors will regularly evaluate, determine and, if it deems appropriate, adjust our distribution levels.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our material contractual obligations and commitments at March 31, 2017, by year through initial maturities, excluding any debt premiums, discounts or issuance costs (in thousands):

	2017	2018-2019	2020-2021	After 2021	Total
Senior secured term loan	$7,500	$20,000	$20,000	$950,000	$997,500
Senior secured revolving credit facility	—	—	25,000	—	25,000
Senior secured notes	—	—	—	750,000	750,000
Interest(1)	110,350	250,711	247,446	171,979	780,486
Total contractual obligations and commitments(2)	$117,850	$270,711	$292,446	$1,871,979	$2,552,986

(1)	Interest on variable-rate debt is calculated using rates in effect at March 31, 2017.

(2)	This table excludes the Capital Addition Financing pursuant to the Master Lease as the timing and amount of payments are uncertain.

OFF‑BALANCE SHEET ARRANGEMENTS

We own an equity interest in HCRMC, which is deemed an unconsolidated variable interest entity (“VIE”) as described in Note 2 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report. Except in limited circumstances, our risk of loss with respect to this VIE is limited to our investment in the VIE and any outstanding loans receivable from the VIE.

INFLATION

Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in the tenants’ operating revenues. Our medical office building leases require the tenants to pay the property operating costs such as real estate taxes, insurance and utilities. All of our post‑acute/skilled nursing, memory care/assisted living and surgical hospital leases require the tenant to pay all of the property operating costs or reimburse us for all such costs. We believe that inflationary increases in expenses will be offset, in part, by the tenant expense reimbursements and contractual rent increases.

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

Funds Available for Distribution (“FAD”)

FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of right of use assets and market lease intangibles, net; (ii) straight‑line rents; (iii) amortization of deferred financing costs; and (iv) stock-based compensation expense. Also, FAD includes adjustments to compute our share of FAD from our equity method investment in HCRMC. Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. We believe FAD is an alternative run rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with (i) expected results, (ii) results of previous periods and (iii) results among REITS more meaningful. FAD does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period; (ii) transaction-related costs; and (iii) severance-related expenses. FAD is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP.

The following table reconciles net income attributable to common shareholders, the most directly comparable GAAP financial measure, to FFO, FFO as adjusted and FAD (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
Net income attributable to common shareholders	$36,684	$48,762
Depreciation and amortization	34,450	59,374
Gain on sales of real estate	(3,283)	(6,460)
Taxes associated with real estate disposition(1)	—	12,428
FFO	$67,851	$114,104
Transaction costs	3,239	—
FFO as adjusted	$71,090	$114,104
Straight‑line rents	146	25
Amortization of right of use assets and market lease intangibles	50	50
Amortization of deferred financing costs	2,591	—
Stock-based compensation expense	1,733	—
FAD	$75,610	$114,179

(1)

For the three months ended March 31, 2016, we recognized a deferred tax liability and related income tax expense of $12.4 million, representing our estimated potential exposure to state built‑in gain tax resulting from the determination that we may sell our HCRMC assets prior to satisfying the 10‑year holding requirement.

Net Operating Income (“NOI”) and Adjusted NOI

NOI and Adjusted NOI are non‑GAAP supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues and tenant recoveries, less property level operating expenses and bad debt expense. NOI excludes all other financial statement amounts included in net income as presented in the combined consolidated financial statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight‑line rents, amortization of right of use assets and market lease intangibles. Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and Adjusted NOI to make decisions about resource allocations, and to assess and compare property level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI.

The following table reconciles net income attributable to common shareholders, the most directly comparable GAAP financial measure, to NOI and Adjusted NOI (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
Net income attributable to common shareholders	$36,684	$48,762
Depreciation and amortization	34,450	59,374
General and administrative	9,580	4,980
Interest expense	34,225	—
Gain on sales of real estate	(3,283)	(6,460)
Other income, net	(21)	(21)
Income tax expense	281	12,635
NOI	$111,916	$119,270
Non‑cash adjustments to NOI
Straight‑line rents	146	25
Amortization of right of use assets and market lease intangibles	50	50
Adjusted NOI	$112,112	$119,345

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

The following table reconciles net income attributable to common shareholders, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
Net income attributable to common shareholders	$36,684	$48,762
Interest expense	34,225	—
Income tax expense	281	12,635
Depreciation and amortization	34,450	59,374
EBITDA	$105,640	$120,771
Gain on sales of real estate	(3,283)	(6,460)
Transaction costs	3,239	—
Adjusted EBITDA	$105,596	$114,311

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our combined consolidated financial statements. From time to time, we re‑evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Critical accounting policies are those that may require complex judgment in their application or require estimates about matters that are inherently uncertain. Through the period covered by this Quarterly Report, there were no material changes to the “Critical Accounting Policies” included within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report for the impact of new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Concentration of Risk

Substantially all of our properties are leased to HCR III, consisting of 232 post‑acute/skilled nursing properties and 60 memory care/assisted living properties as of March 31, 2017, pursuant to the Master Lease. The Master Lease is structured as a triple‑net lease, in which HCR III, either directly or through its affiliates and sublessees, operates and manages the properties thereunder and is responsible for all operating costs associated with the HCRMC Properties, including the payment of taxes, insurance and all repairs, and providing indemnities to us against liabilities associated with the operation of the HCRMC Properties. In addition, all obligations under the Master Lease are guaranteed by HCRMC, the parent of HCR III. As our revenues predominantly consist of rental payments under the Master Lease, we are dependent on HCRMC for substantially all of our revenues. Consequently, any material decline in HCRMC’s business is likely to have a material adverse effect on our business as well.

The geographic concentration of the Properties makes us susceptible to adverse economic developments in certain states, including Pennsylvania, Ohio, Illinois, Michigan and Florida, each of which has historically generated over 10% of our revenues. Thus, any adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, changes in state‑specific legislation and local climate events and natural disasters (such as earthquakes, wildfires and hurricanes), could adversely affect our operating results and our ability to make distributions to stockholders.

For additional information regarding concentration and how we monitor our credit risk with HCRMC, see Note 10 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Interest Rate Risk

We are exposed to interest rate risk with respect to our variable-rate debt, including indebtedness that we incurred in connection with the Spin‑Off. In connection with the Spin‑Off, we entered into the senior secured credit facilities which are comprised of the $100 million senior secured revolving credit facility and the $1.0 billion senior secured term loan. See “—Liquidity and Capital Resources—Debt”  within Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our indebtedness.

An increase in interest rates would increase our annual interest expense. A 0.125% change to the interest rate of the variable-rate indebtedness, including the senior secured term loan and the senior secured revolving credit facility, but excluding the undrawn unsecured revolving credit facility, would change annual interest expense by approximately $1.3 million, based on the outstanding debt at March 31, 2017. An increase in interest rates could make future financing by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

We may manage, or hedge, interest rate risks related to our borrowings by means of interest rate swap agreements. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. However, the REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. See Part I, Item 1A. “Risk Factors—Risks Related to Our Status as a REIT—Complying with the REIT requirements may limit our ability to hedge effectively.”  in the Annual Report.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Except as contained in Note 7. “Commitments and Contingencies—Legal Proceedings related to HCRMC”  and “—Legal Proceedings related to HCP” to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to record a liability when a loss is considered probable and the amount can be reasonably estimated and to expense legal costs as they are incurred. The information contained in Note 7. “Commitments and Contingencies—Legal Proceedings related to HCRMC”  and “—Legal Proceedings related to HCP” to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated by reference in this Part II, Item 1.

Item 1A.  Risk Factors

Through the period covered by this Quarterly Report, there were no material changes to the “Risk Factors” included in Part I, Item 1A of the Annual Report.

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

Date: May 12, 2017	QUALITY CARE PROPERTIES, INC.

/s/ C. MARC RICHARDS
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)