Form 10-Q
period 2017-06-30
QUALITY CARE PROPERTIES, INC.
filed 2017-08-10
CIK 1677203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-37805

Quality Care Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81‑2898967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7315 Wisconsin Avenue, Suite 550 East

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒

As of August 3, 2017, there were 93,809,524 shares of the registrant’s $0.01 par value common stock outstanding.

QUALITY CARE PROPERTIES, INC.

Quality Care Properties, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Real estate:
Building and improvements	$4,363,193	$4,891,996
Land	594,178	637,601
Accumulated depreciation	(960,207)	(1,111,768)
Net real estate	3,997,164	4,417,829
Real estate and related assets held for sale, net	—	16,019
Cash and cash equivalents	282,359	126,185
Restricted cash	24	17
Intangible assets, net	170,915	199,745
Straight-line rent receivables, net	2,953	3,296
Other assets, net	24,242	26,284
Total assets	$4,477,657	$4,789,375
LIABILITIES AND EQUITY
Bank line of credit	$75,000	$25,000
Term loan	955,677	957,465
Senior secured notes	731,989	730,604
Tenant security deposits and deferred revenue	6,284	5,587
Accrued interest	10,240	12,526
Accounts payable and accrued liabilities	6,224	4,426
Income taxes payable	—	16,544
Total liabilities	1,785,414	1,752,152
Redeemable preferred stock	1,930	1,930
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 93,809,524 and 93,597,519 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	938	936
Additional paid-in capital	3,167,822	3,163,954
Accumulated deficit	(478,944)	(130,094)
Total stockholders' equity	2,689,816	3,034,796
Noncontrolling interests	497	497
Total equity	2,690,313	3,035,293
Total liabilities and equity	$4,477,657	$4,789,375

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental and related revenues	$78,949	$123,290	$191,186	$243,175
Tenant recoveries	399	400	754	762
Total revenues	79,348	123,690	191,940	243,937
Costs and expenses:
Depreciation and amortization	34,410	34,617	68,860	93,991
Operating	992	1,047	1,533	2,024
General and administrative	7,154	4,248	13,495	9,228
Restructuring costs	4,644	—	7,883	—
Interest	35,440	—	69,665	—
Impairments	382,049	—	382,049	—
Total costs and expenses	464,689	39,912	543,485	105,243
Other income:
Gain on sales of real estate	—	—	3,283	6,460
Other income, net	104	21	125	42
Total other income, net	104	21	3,408	6,502
(Loss) income before income taxes	(385,237)	83,799	(348,137)	145,196
Income tax expense	(219)	(206)	(500)	(12,841)
Net (loss) income and comprehensive (loss) income	(385,456)	83,593	(348,637)	132,355
Noncontrolling interests' share in earnings	(17)	—	(41)	—
Net (loss) income and comprehensive (loss) income attributable to the Company	(385,473)	83,593	(348,678)	132,355
Less: preferred share dividends	(61)	—	(172)	—
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(385,534)	$83,593	$(348,850)	$132,355
(Loss) earnings per common share, basic and diluted	$(4.12)	$0.89	$(3.73)	$1.41

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Net Parent Investment	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock
January 1, 2017	$936	$3,163,954	$—	$(130,094)	$3,034,796	$497	$3,035,293	$1,930
Net (loss) income	—	—	—	(348,850)	(348,850)	41	(348,809)	172
Stock-based compensation	2	3,871	—	—	3,873	—	3,873	—
Distributions	—	(3)	—	—	(3)	(41)	(44)	(172)
June 30, 2017	$938	$3,167,822	$—	$(478,944)	$2,689,816	$497	$2,690,313	$1,930

January 1, 2016	$—	$—	$5,087,494	$—	$5,087,494	$—	$5,087,494	$—
Net income	—	—	132,355	—	132,355	—	132,355	—
Net distributions to parent	—	—	(297,956)	—	(297,956)	—	(297,956)	—
June 30, 2016	$—	$—	$4,921,893	$—	$4,921,893	$—	$4,921,893	$—

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(348,637)	$132,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	68,860	93,991
Amortization of market lease intangibles	12	15
Amortization of right of use assets	135	84
Amortization of deferred financing costs	6,056	—
Stock-based compensation expense	3,873	—
Straight-line rents	343	103
Settlement of Tranche A deferred rent obligation	—	91,605
Gain on sales of real estate	(3,283)	(6,460)
Impairments	382,049	—
Deferred income tax expense	—	12,428
Changes in:
Other assets	(756)	(75)
Tenant security deposits and deferred revenue	(303)	887
Accrued interest	(2,286)	—
Accounts payable and accrued liabilities	1,759	(583)
Income taxes payable	(16,544)	—
Net cash provided by operating activities	91,278	324,350
Cash flows from investing activities:
Acquisitions of real estate	—	(106,588)
Leasing costs and tenant and capital improvements	(174)	—
Net proceeds from the sales of real estate	20,287	62,258
(Increase) decrease in restricted cash	(7)	14,526
Net cash provided by (used in) investing activities	20,106	(29,804)
Cash flows from financing activities:
Proceeds from issuance of debt	50,000	—
Repayments of debt	(5,000)	—
Payment of deferred financing costs	(34)	—
Distributions paid	(176)	—
Net distributions to parent	—	(297,956)
Net cash provided by (used in) financing activities	44,790	(297,956)
Net increase (decrease) in cash and cash equivalents	156,174	(3,410)
Cash and cash equivalents, beginning of period	126,185	6,058
Cash and cash equivalents, end of period	$282,359	$2,648
Supplemental cash flow information:
Income taxes paid	$16,910	$340
Interest paid	$65,895	$—
Supplemental disclosure of non-cash financing activities:
Accrued distributions	$40	$—

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Business

Quality Care Properties, Inc. (“QCP” or the “Company”) is a Maryland corporation that was formed in 2016 to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease agreement (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). Prior to the separation from HCP, which was completed on October 31, 2016, QCP was a wholly owned subsidiary of HCP. In connection with the separation, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, dated as of October 31, 2016, by and between HCP and QCP, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date for the distribution (the “Spin‑Off”). At the time of the Spin-Off, the Properties contributed to QCP consisted of 274 post‑acute/skilled nursing properties, 62 memory care/assisted living properties, one surgical hospital and one medical office building, including 18 properties then held for sale.

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

As a result of the Spin-Off, QCP is an independent, publicly-traded, self-managed and self-administered company. However, we initially lacked certain non‑management administrative capabilities, and accordingly, we entered into an agreement with HCP pursuant to which HCP will provide certain administrative and support services to us on a transitional basis (the “Transition Services Agreement”), expiring on the earlier of October 31, 2017 or completion of all services to be provided by HCP under the agreement, unless extended or earlier terminated. As of July 1, 2017, the majority of these services are no longer being performed by HCP.

As of June 30, 2017, the Properties consisted of 257 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building across 29 states, with 292 of the 320 properties leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The properties subject to the Master Lease are leased on a triple‑net basis to HCRMC’s indirect wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of the Lessee’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC. See Note 3 for additional information on the Master Lease and leases with other tenants.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited combined consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in combination and consolidation.

These combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with the audited combined consolidated financial statements of QCP and notes thereto included in our 2016 Annual Report on Form 10-K, as amended (the “Annual Report”).

The accompanying combined consolidated financial statements include the consolidated accounts of the Company and the combined consolidated accounts of the QCP Business. Accordingly, the results presented reflect the aggregate operations and changes in cash flows and equity of the Company on a consolidated basis for periods subsequent to and including the October 31, 2016 separation date and of the QCP Business on a carve-out basis for periods prior to the October 31, 2016 separation date.

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

For periods prior to the separation, the combined consolidated financial statements include expense allocations related to certain HCP corporate functions, including executive oversight, treasury, finance, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on cash net operating income, property count, square footage or other measures. All of the corporate cost allocations were deemed to have been incurred and settled through net parent investment in the period in which the costs were recorded. Following the Spin‑Off, the Company entered into the Transition Services Agreement and a tax matters agreement with HCP to provide these functions at costs specified in the agreements for an interim period. As of July 1, 2017, the majority of these services are no longer being performed by HCP. Upon expiration or termination of these agreements, the Company has begun using its own resources or purchased services. Corporate expenses of  $0.6  million and  $4.3  million were allocated to the Company or incurred through the agreements during the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $8.7 million were allocated to the Company or incurred through the agreements during the six months ended June 30, 2017 and 2016, respectively, and have been included within general and administrative expenses in the combined consolidated statements of operations and comprehensive (loss) income.

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

Principles of Consolidation

The combined consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, the equity method investment and the consolidated Exchange Accommodation Titleholder (“EAT”) variable interest entity (“VIE”). There were no properties held by the EAT as of June 30, 2017 or December 31, 2016.

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

Equity Method Investment

The Company owns an approximately 9% equity interest in HCRMC that, although it does not have the ability to exercise significant influence over, is accounted for under the equity method of accounting due to HCRMC maintaining specific ownership accounts. Beginning on January 1, 2016, equity income is recognized only if cash distributions are received from HCRMC. As of June 30, 2017 and December 31, 2016, the carrying value of the equity method investment was zero.  See Note 3 regarding the Company’s Master Lease with HCRMC.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2017-09 using a prospective approach. The Company does not expect the adoption of ASU 2017-09 on January 1, 2018 to have a material impact on its combined consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case the transaction would be accounted for as an asset acquisition. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. ASU 2017-01 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. The Company adopted ASU 2017-01 on January 1, 2017 and expects to recognize a majority of its real estate acquisitions and dispositions as asset transactions rather than business combinations, which in the case of acquisitions will result in the capitalization of related third party transaction costs. The adoption had no impact on the Company’s combined consolidated financial statements as of and for the three and six months ended June  30, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company does not expect the adoption of ASU 2016-18 on January 1, 2018 to have a material impact on its combined consolidated statements of cash flows as the Company does not have material restricted cash activity.

In August 2016, the FASB issued ASU No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in ASU 2016-15 are intended to clarify current guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently in compliance with substantially all of the clarifications in ASU 2016-15 and as such, the Company does not expect the adoption of ASU 2016‑15 on January 1, 2018 to have a material impact on its combined consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016‑08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016‑08”). ASU 2016‑08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016‑08 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted at the original effective date of the new revenue standard (January 1, 2017). The Company is evaluating the impact of the adoption of ASU 2016‑08 on January 1, 2018 on its combined consolidated financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014‑15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014‑15”). The amendments in ASU 2014‑15 provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The Company adopted ASU 2014-15 on January 1, 2017, resulting in the requirement for management to evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued, and provide certain disclosures for such conditions or events identified, if any.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”). This update changes the requirements for recognizing revenue. ASU 2014‑09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015‑14”). ASU 2015‑14 defers the effective date of ASU 2014‑09 by one year to fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within such years, beginning after December 15, 2016. A reporting entity may apply the amendments in ASU 2014-09 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company is evaluating the complete impact the adoption of ASU 2014‑09 on January 1, 2018 will have on its combined consolidated financial position or results of operations. Since revenue for the Company is primarily generated through leasing arrangements, which are excluded from ASU 2014-09, the Company expects that it will be impacted in its recognition of non-lease revenue and its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. As a result, the Company generally expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance.

Adoption of Accounting Standards Codification Topic 842, Leases

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02” or “ASC 842”). ASU 2016‑02 supersedes the current accounting for leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard (see above). ASU 2016‑02 is effective for fiscal years beginning after December 15, 2018, and interim periods within such years. Early adoption is permitted. Entities are required to use a modified retrospective approach when transitioning to ASU 2016‑02 for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements.

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

NOTE 3. Operating Leases

Master Lease with HCRMC including an Event of Default, Lease Modifications and Related Impairments

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

As a result of placing the Master Lease on nonaccrual status, the Company further evaluated the carrying amount of its straight‑line rent receivables as of December 31, 2015. Due to the significant decline in HCRMC’s fixed charge coverage ratio in the fourth quarter of 2015, combined with a lower growth outlook for the post‑acute/skilled nursing business, the Company determined that it was probable that its straight‑line rent receivables were impaired and an allowance for straight‑line rent receivables was recognized as of December 31, 2015. An impairment charge of $180.3 million related to the straight‑line rent receivables was recorded, net of $17.2 million that was reclassified to equity income as a  result of the Company’s ownership interest in HCRMC. The impairment charge was recorded in impairments, net in the combined consolidated statement of income and comprehensive income for the year ended December 31, 2015.

In November 2016, the Company provided to HCR III reductions of contractual rent due under the Master Lease as follows: a $5 million reduction for the month of November 2016, a $15 million reduction for the month of December 2016 and a $10 million reduction for the month of January 2017. HCR III paid in full the contractual rent due for the months of February 2017 and March 2017.

During the first quarter of 2017, the Company collected an impound deposit of $4.0 million from HCRMC for real estate taxes and insurance as a result of HCRMC not meeting certain covenant requirements, which amount was returned in connection with entering into the Agreement (defined below).

On April 5, 2017, the Company entered into a forbearance agreement (the "Agreement") with HCR III and HCRMC (together, "HCR ManorCare").  Among other things, the Agreement required HCR ManorCare to make cash rent payments of $32 million for each of April, May and June of 2017, with a deferral of payment of the additional $7.5 million per month otherwise due until the earlier of (i) July 5, 2017 and (ii) an early termination of the Agreement, with all deferred amounts becoming immediately due and payable upon an early termination. The Agreement also required HCR ManorCare to deliver its 2016 audited financial statements and auditor consent to QCP not later than April 10, 2017, which were received on April 10, 2017 and included a "going concern" exception for HCR ManorCare in the auditor opinion. During the term of the Agreement, QCP also agreed to provide HCR ManorCare with a temporary secured extension of credit of up to $7 million per month during each of April, May and June of 2017 (up to $21 million in the aggregate), which would be due and payable in full not later than December 31, 2017, subject to acceleration upon certain events.

HCR ManorCare made the reduced cash rent payments of $32 million for each of April and May of 2017. HCR ManorCare borrowed $7 million for April 2017 under the temporary secured credit agreement.

On June 2, 2017, QCP received $15 million from HCR ManorCare, constituting $8 million of rent and repayment of the $7 million secured loan extended pursuant to the Agreement, rather than the full $32 million in rent required to be paid for June 2017 under the terms of the Agreement.

HCR ManorCare is currently required to pay approximately $39.5 million in monthly rent under the Master Lease. On July 7, 2017, QCP received approximately $8.2 million from HCR ManorCare. On July 7, 2017, QCP delivered a notice of default under the Master Lease relating to nonpayment of rent due and other matters. The notice of default demanded payment of all current and past due rent, totaling approximately $79.6 million,  by the end of the day on July 14, 2017. Such amount was not paid, and therefore, an Event of Default exists under the Master Lease, requiring the immediate payment of an additional approximately $265 million of Tranche B DRO and permitting the QCP lessors to terminate the Master Lease, appoint receivers or exercise other remedies with respect to any and all leased properties. On August 3, 2017, QCP received approximately $23.0 million in rent from HCR ManorCare. QCP continues to be in discussions with HCR ManorCare about the Event of Default and related matters.

As of June 30, 2017, in connection with management’s belief that an Event of Default was imminent and the closing of our fiscal quarter,  the Company expected to have the ability to sell or re-lease any HCRMC Property unencumbered by the Master Lease. This resulted in a reduction in the expected holding period of certain facilities, which resulted in an impairment charge of $382.0 million during the three months ended June 30, 2017. See Note 4 for additional information on the impairment analysis performed.

The Company incurred legal and diligence costs related to the potential restructuring of the Master Lease totaling $4.6 million and $7.9 million during the three and six months ended June 30, 2017, respectively.

The Company recognized HCRMC rental and related revenues totaling $72.0 million and  $116.4 million for the three months ended June 30, 2017 and 2016, respectively, and $177.3 million and $229.4 million for the six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017 and December 31, 2016, the straight‑line rent receivables, net balance was $3.0 million and $3.3 million, respectively.

NOTE 4. Real Estate Acquisitions, Dispositions and Impairments

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

Dispositions

During 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non‑strategic properties that were leased to HCR III under the Master Lease (see Note 3). During 2015, the Company completed 22 of the sales for $218.8 million, resulting in gain on sales of $39.1 million. From the proceeds, $14.5 million was held by a Qualified Intermediary for a 1031 exchange that was not completed at December 31, 2015 and was classified as restricted cash as of December 31, 2015. The 1031 exchange closed in the first quarter of 2016.

During 2016, the Company completed 21 of the non-strategic property sales, bringing the total sold to 43 through December 31, 2016, and sold one additional HCRMC Property for an aggregate amount of $114.6 million, resulting in gain on sales of $10.6 million. During the six months ended June 30, 2016, the Company completed 11 of the 21 sales for an aggregate amount of $62.3 million, resulting in gain on sales of $6.5 million.

During the six months ended June 30, 2017, the Company sold the seven remaining non-strategic properties for aggregate net proceeds of $19.3 million, resulting in gain on sales of $3.3 million.

Impairments

During the three months ended June 30, 2017, the Company recognized an impairment charge of $382.0 million related to certain skilled nursing properties classified as held for use. The properties were determined to be impaired in connection with the closing of the quarter under the recoverability test because the carrying value of the respective properties exceeded the expected undiscounted cash flows over the estimated holding period for the respective properties, due to a reduction in the expected holding period for the properties (see Note 3) and the continued financial deterioration of the post-acute/skilled nursing sector. The impairment charge is equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties. Fair value of the properties was estimated using market-based data, including recent comparable sales, market knowledge, brokers’ opinions of value and the income approach, which are considered Level 3 inputs in the fair value measurement hierarchy. A significant assumption used in determining the estimated fair value of these properties was a per bed market rate specific to each individual market, the range of which was $15,000 to $88,000 per bed.

Real Estate and Related Assets Held for Sale

The seven remaining non‑strategic properties sold during 2017 were classified as held for sale, net as of December 31, 2016, as follows (in thousands):

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

Debt as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

			Balance Outstanding as of
	Interest	Maturity	June 30,	December 31,
Debt	Rate	Date	2017	2016
Senior secured revolving credit facility(1)	Floating	October 31, 2021	$75,000	$25,000
Senior secured term loan(2)	Floating	October 31, 2022	955,677	957,465
Senior secured notes	8.125%	November 1, 2023	731,989	730,604
Unsecured revolving credit facility(3)	Floating	October 31, 2018	—	—
Total			$1,762,666	$1,713,069

(1)

The interest rate was 6.29% and 5.86% as of June 30, 2017 and December 31, 2016, respectively. On April 26, 2017, the Company borrowed an additional $50.0 million under the senior secured revolving credit facility, the proceeds of which were available for working capital and other corporate purposes, resulting in remaining availability under the facility of $25.0 million.

(2)	The interest rate was 6.29% and 6.25% as of June 30, 2017 and December 31, 2016, respectively.
(3)

We are the borrower under a $100 million unsecured revolving credit facility, on which we may only draw prior to October 31, 2017. However, under the terms of the facility, the availability has been reduced to zero as of June 30, 2017. HCP is the sole lender.

Covenants

Our secured and unsecured debt agreements contain certain customary affirmative covenants, including maintaining a minimum debt service coverage ratio, negative covenants, including limitations on the incurrence of additional debt, issuance of preferred shares, payment of dividends, sale of properties and modification of the Master Lease, and events of default. As of June 30, 2017, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under its debt agreements.

Fair Value of Debt

The carrying values of our variable-rate debt approximate their fair value. We estimate the fair values of fixed-rate debt using trading quotes in an inactive market, which falls within Level 2 of the fair value hierarchy. The fair value of the Notes with $750 million face value was estimated to be $772.5 million and $753.8 million as of June 30, 2017 and December 31, 2016, respectively.

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

Preferred Stock

Our charter authorizes the issuance of up to 50,000,000 shares of our preferred stock, par value $0.01 per share. Prior to the Spin-Off, we issued 2,000 shares of Class A Preferred Stock with an aggregate liquidation preference of $2 million to HCP, which it later sold to institutional investors following the completion of the Spin-Off. The Class A Preferred Stock ranks prior to our common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding up. The Class A Preferred Stock entitles the holders thereof to cumulative cash dividends in an amount equal to 12% per annum of the aggregate liquidation preference, payable quarterly. Pursuant to the terms of the Preferred Stock, we may, at our option at any time on or after October 14, 2017, redeem the Class A Preferred Stock at any time in whole, or from time to time in part, for cash at a price per share equal to the liquidation preference, plus any accumulated, accrued and unpaid dividends, to, but excluding, the date of redemption. Due to their contingent redeemability upon a Change of Control (as defined in the Articles Supplementary relating thereto) and redeemability at the stockholder’s option after the seventh anniversary, the Class A Preferred Stock is classified as redeemable preferred stock within mezzanine equity (outside of permanent equity) in the accompanying consolidated balance sheets.

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

On March 8, 2017, the Company, upon receiving the approval of the Compensation Committee of the Board of Directors, issued the 2017 performance-based stock awards to Messrs. Ordan, Neeb and Richards in the maximum amounts of 107,642 shares, 61,894 shares, and 32,292 shares, respectively, that may be earned upon satisfaction of certain performance criteria.

On May 25, 2017, the Company issued 10,177 fully vested shares of common stock to the independent members of the Board of Directors, representing partial compensation for their service on the Board of Directors.

The Company recorded total stock-based compensation expense related to the outstanding restricted stock units, stock options and performance-based stock awards of $2.1 million and $3.9 million during the three and six months ended June 30, 2017, respectively, which is included within general and administrative expense in the accompanying combined consolidated statements of operations and comprehensive (loss) income.

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

Legal Proceedings related to HCRMC

On April 20, 2015, the U.S. Department of Justice (“DOJ”) unsealed a previously filed complaint in the U.S. District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. Summary judgment motions are scheduled for September/October 2017. While HCRMC has indicated that it believes the claims are without merit and it will vigorously defend against them, the ultimate outcome is uncertain and a significant adverse judgment against HCRMC or significant settlement obligation could impact HCRMC’s ability or willingness to make rent payments under the Master Lease.

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

HCP has also reported that, on April 10, 2017, a purported stockholder of HCP filed a derivative action, Weldon v. Martin et al., Case No. 3:17cv-755, in federal court in the Northern District of Ohio, Western Division, against certain of HCP’s current and former directors and officers and HCRMC. HCP is named as a nominal defendant. The Weldon complaint asserts similar claims to those asserted in the California derivative actions. In addition, the complaint asserts a claim under Section 14(a) of the Securities Exchange Act of 1934, alleging that HCP made false statements in its 2016 proxy statement by not disclosing that HCP’s performance issues in 2015 were the direct result of billing fraud at HCRMC. On April 18, 2017, the Court re-assigned and transferred this action to the judge presiding over the related federal securities class action. The defendants have not yet been served or responded to the complaint. On July 11, 2017, the court approved a stipulation by the parties to stay the case pending disposition of the motion to dismiss the class action.

HCP has also reported that, on July 21, 2017, a purported stockholder of HCP filed a derivative action, Kelley v. HCR ManorCare, Inc., et al., Case No. 8:17-cv-01259, in federal court in the Central District of California, against certain of HCP’s current and former directors and officers and HCRMC. HCP is named as a nominal defendant. The Kelley complaint asserts similar claims to those asserted in the California and Ohio derivative actions and, like the Ohio action, asserts a claim under Section 14(a) of the Securities Exchange Act of 1934, alleging that HCP made false statements in its 2016 proxy statement by not disclosing that HCP’s performance issues in 2015 were the direct result of billing fraud at HCRMC. The defendants have not yet been served or responded to the complaint.

Commitments for Capital Additions

Under the terms of the Master Lease, the Company is required through April 1, 2019, upon the Lessee’s request, to provide the Lessee an amount to fund Capital Additions Costs (as defined in the Master Lease) approved by the Company, in the Company’s reasonable discretion. Such an amount may not exceed $100 million in the aggregate (“Capital Addition Financing”) and the Company is not obligated to advance more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through June 30, 2017, approximately $2.8 million in Capital Addition Financing has been funded by the Company.

Tenant Purchase Options

On May 30, 2017, the Company and Tandem Health Care, LLC (“Tandem”), a tenant with an option to purchase the nine properties it leases from us at a favorable purchase price, entered into a lease amendment extending the option expiration date from May 31, 2017 to July 31, 2017 and increasing the purchase price. If exercised, the

Company would forego approximately $7.5 million in annual rent in exchange for the approximate $81.7 million purchase price, which proceeds the Company would expect to use to repay outstanding debt. In connection with entering into the amendment, the Company collected a $1.0 million nonrefundable deposit from Tandem, which amount would be applied towards the purchase price upon option exercise. On July 31, 2017, Tandem exercised their purchase option, paying an additional $0.5 million nonrefundable deposit to be applied towards the purchase price, with an anticipated closing by October 4, 2017.

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

The following table sets forth the computation of our basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income attributable to common shareholders	$(385,534)	$83,593	$(348,850)	$132,355
Denominator:
Weighted average common shares outstanding - basic	93,602	93,598	93,600	93,598
Compensation-related shares	—	—	—	—
Weighted average common shares outstanding - diluted	93,602	93,598	93,600	93,598
(Loss) earnings per common share - basic and diluted	$(4.12)	$0.89	$(3.73)	$1.41

For the three and six months ended June 30, 2017, additional potentially dilutive securities include outstanding stock options, restricted stock units, deferred stock units and performance-based stock awards. For the three and six months ended June 30, 2017, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. There were no such securities outstanding during the three and six months ended June 30, 2016. We accrue distributions when they are declared.

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

Assets related to HCRMC represented 90% and 94% of the Company’s total assets as of June 30, 2017 and December 31, 2016, respectively. The Company derived 91% and 92% of its total revenues from the Master Lease with HCRMC for the three and six months ended June 30, 2017, respectively, and 94% of its total revenues from the Master Lease with HCRMC for the three and six months ended June 30, 2016.

NOTE 11. Subsequent Events

See Note 3 for activity related to HCR ManorCare and Note 7 for the exercise of a tenant purchase option subsequent to June 30, 2017.

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

•

the impact of the Event of Default under the Master Lease (defined below) and ongoing negotiations with HCRMC (as further discussed under “—Portfolio Overview”), including risks related to the following:

•	The uncertainty that negotiations with HCRMC will result in an agreement, or that any such agreement would be beneficial to the Company;

•	The Company's ability to enforce remedies under the Master Lease and the costs associated with enforcing such remedies;

•

In the event the Company terminates the Master Lease with respect to any or all HCRMC Properties, HCRMC's willingness to comply with contractual provisions requiring HCRMC to cooperate with the transfer of facility operations to new tenants or operators of such facilities;

•	In the event the Company terminates the Master Lease with respect to any or all HCRMC Properties, the impact to the Company under the Company's credit agreements of such termination; and

•

In the event of a possible HCRMC bankruptcy, the impact to the Company under the Company's credit agreements of a rejection of the Master Lease by HCRMC and of limitations and delays in bankruptcy on the Company’s ability to exercise remedies and seek recoveries under the Master Lease.

•	our dependency on HCRMC’s ability and willingness to meet its contractual obligations under the Master Lease and guaranty thereof, including risks related to the following:

•	the impact of HCRMC’s decline in operating performance and fixed charge coverage;

•

the impact of the “going concern” exception in the auditors’ opinion to HCRMC’s audited consolidated financial statements as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016, resulting from recurring losses and negative working capital; and

•	the U.S. Department of Justice (“DOJ”) lawsuit against HCRMC and other legal proceedings involving HCRMC, including litigation costs and the possibility of adverse results and related developments.

•

the financial condition and operations of HCRMC and our other existing and future tenants and operators, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings, which has resulted in uncertainties regarding our ability to realize the full benefit of such tenants’ and operators’ leases, including the recovery of any investments made by us in their operations, and which may result in further impairment charges with respect to underperforming facilities;

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

•	our ability to pay dividends and the tax treatment of such dividends for our stockholders;

•	loss of key personnel;

•	our ability to qualify or maintain our status as a real estate investment trust (“REIT”);

•	the ability to achieve some or all of the benefits that we expect to achieve from the Spin‑Off (defined below) or to successfully operate as an independent, publicly‑traded company;

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

Overview – Basis of Presentation

Quality Care Properties, Inc. (“QCP” or the “Company”) is a Maryland corporation that was formed in 2016 to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). Prior to the separation from HCP, which was completed on October 31, 2016, QCP was a wholly owned subsidiary of HCP. In connection with the separation, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, dated as of October 31, 2016, by and between HCP and QCP, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date (the “Spin‑Off”). At the time of the Spin-Off, the Properties contributed to QCP consisted of 274 post‑acute/skilled nursing properties, 62 memory care/assisted living properties, one surgical hospital and one medical office building, including 18 properties then held for sale.

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

As of June 30, 2017, the Properties consisted of 257 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building. The Properties are primarily located in Pennsylvania, Illinois, Ohio, Florida and Michigan. As of June 30, 2017,  292 of the 320 properties were leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The Master Lease properties are leased to HCRMC’s wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of HCR III’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC.

The Master Lease is structured as a triple‑net lease, in which HCRMC, either directly or through its affiliates and sublessees, operates the properties and is responsible for all operating costs associated with the properties, including the payment of property taxes, insurance and repairs, and providing indemnities to us against liabilities associated with the operation of the properties. HCR III is required to expend a minimum amount during each lease year for capital projects (as defined in the Master Lease), which, as of June 30, 2017, is equal to approximately $31 million for all of the HCRMC Properties in the aggregate. Under the terms of the Master Lease, we are required through April 1, 2019 to, upon HCR III’s request, provide HCR III an amount to fund Capital Addition Costs (as defined in the Master Lease)

approved by us, in our reasonable discretion, with such amount not to exceed $100 million in the aggregate, but we are not obligated to advance more than $50 million in any single lease year. See “—Liquidity and Capital Resources—Capital Expenditures.”

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

As a result of the Spin‑Off, QCP is a publicly‑traded company (NYSE: QCP) primarily engaged in the ownership and leasing of post‑acute/skilled nursing properties and memory care/assisted living properties. Our primary source of revenues is rent payable under the Master Lease. We expect HCR III will generate revenues primarily from patient fees and services. As a result of the Event of Default under the Master Lease, payment of the Tranche B DRO currently outstanding under the Master Lease is now due. See “—Liquidity and Capital Resources—Deferred Rent Obligation” for additional information regarding the Tranche B DRO.

We initially lacked certain non‑management administrative capabilities, and accordingly, we entered into an agreement pursuant to which HCP will provide certain administrative and support services to us on a transitional basis (the “Transition Services Agreement”), which is customary for a transaction such as the Spin‑Off, expiring on the earlier of October 31, 2017 or completion of all services to be provided by HCP under the agreement, unless extended or earlier terminated. As of July 1, 2017, the majority of these services are no longer being performed by HCP.

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

We discuss and provide our analysis in the following order:

•	Portfolio overview;

•	Results of operations;

•	HCRMC financial information;

•	Liquidity and capital resources;

•	Dividends;

•	Contractual obligations;

•	Off‑balance sheet arrangements;

•	Inflation;

•	Non-GAAP financial measures;

•	Critical accounting policies; and

•	Recent accounting pronouncements.

PORTFOLIO OVERVIEW

As of June 30, 2017,  our portfolio consisted of 320 properties as follows:

Operator	Property Type	Property Count	Operating Beds/Units(1)	Occupancy %(1)
HCRMC	Post-acute/skilled	232	30,785	82.5
	Senior housing	60	4,208	79.6
Tandem Consulate Health Care	Post-acute/skilled	9	932	91.9
Covenant Care	Post-acute/skilled/ Senior housing	12	1,261	74.5
Genesis HealthCare	Post-acute/skilled/ Senior housing	5	477	68.6
Remaining	Hospital/ Medical office	2	37 Beds/ 88,000 Sq. Ft.	N/A
Total		320

(1)	Data was derived by us solely from information provided to us by the operators.

Master Lease with HCRMC including an Event of Default, Lease Modifications and Related Impairments

The Company derived 91% and 92% of its total revenues for the three and six months ended June 30, 2017, respectively, from the 292 properties leased to HCRMC under the Master Lease and operated by HCRMC through HCR III.  See “—HCRMC Financial Information” below for more information on HCRMC’s financial results.

During 2015, we and HCRMC agreed to market for sale the real estate and operations associated with 50 non‑strategic properties that were leased to HCR III under the Master Lease. Pursuant to the agreement, HCRMC received an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by us.

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

•

The Tranche B DRO with an initial principal amount of $250 million, is payable by HCRMC upon the earlier of: (i) March 31, 2029, which is the end of the initial term of the first renewal pool under the Master Lease; or (ii) certain capital or liquidity events of HCRMC, including an initial public offering or sale. The Tranche B DRO increases each year as follows: 3.0% in April 2016 through 2018, 4.0% in 2019, 5.0% in 2020 and 6.0% in 2021 and annually thereafter until the end of the initial lease term. As a result of the Event of Default under the Master Lease, payment of the Tranche B DRO currently outstanding is now due; and

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

On April 5, 2017, the Company entered into a forbearance agreement (the "Agreement") with HCR III and HCRMC (together, "HCR ManorCare").  Among other things, the Agreement required HCR ManorCare to make cash rent payments of $32 million for each of April, May and June of 2017, with a deferral of payment of the additional $7.5 million per month otherwise due until the earlier of (i) July 5, 2017 and (ii) an early termination of the Agreement, with all deferred amounts becoming immediately due and payable upon an early termination. The Agreement also required HCR ManorCare to deliver its 2016 audited financial statements and auditor consent to QCP not later than April 10, 2017, which were received on April 10, 2017 and included a "going concern" exception for HCR ManorCare in the auditor opinion. During the term of the Agreement, QCP also agreed to provide HCR ManorCare with a temporary secured extension of credit of up to $7 million per month during each of April, May and June of 2017 (up to $21 million in the aggregate), which would be due and payable in full not later than December 31, 2017, subject to acceleration upon certain events.

HCR ManorCare made the reduced cash rent payments of $32 million for each of April and May of 2017. HCR ManorCare borrowed $7 million for April 2017 under the temporary secured credit agreement.

On June 2, 2017, QCP received $15 million from HCR ManorCare, constituting $8 million of rent and repayment of the $7 million secured loan extended pursuant to the Agreement, rather than the full $32 million in rent required to be paid for June 2017 under the terms of the Agreement.

HCR ManorCare is currently required to pay approximately $39.5 million in monthly rent under the Master Lease. On July 7, 2017, QCP received approximately $8.2 million from HCR ManorCare. On July 7, 2017, QCP delivered a notice of default under the Master Lease relating to nonpayment of rent due and other matters. The notice of default demanded payment of all current and past due rent, totaling approximately $79.6 million,  by the end of the day on July 14, 2017. Such amount was not paid, and therefore, an Event of Default exists under the Master Lease, requiring the immediate payment of an additional approximately $265 million of Tranche B DRO and permitting the QCP lessors to terminate the Master Lease, appoint receivers or exercise other remedies with respect to any and all leased properties. On August 3, 2017, QCP received approximately $23.0 million in rent from HCR ManorCare. QCP continues to be in discussions with HCR ManorCare about the Event of Default and related matters.

As of June 30, 2017, in connection with management’s belief that an Event of Default was imminent and the closing of our fiscal quarter,  the Company expected to have the ability to sell or re-lease any HCRMC Property unencumbered by the Master Lease. This resulted in a reduction in the expected holding period of certain properties, which resulted in an impairment charge as discussed below.

During the three months ended June 30, 2017, the Company recognized an impairment charge of $382.0 million related to certain skilled nursing properties classified as held for use.  The properties were determined to be impaired in connection with the closing of the quarter under the recoverability test because the carrying value of the respective properties exceeded the expected undiscounted cash flows over the estimated holding period for the respective properties, due to a reduction in the expected holding period for the properties and the continued financial deterioration of the post-acute/skilled nursing sector. The impairment charge is equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties. If the post-acute/skilled nursing sector and, in particular, the operating results of HCRMC, continue to decline, our remaining properties may lose value and we may recognize additional impairments in the near term.

The Company incurred legal and diligence costs related to the potential restructuring of the Master Lease totaling $4.6 million and $7.9 million during the three and six months ended June 30, 2017, respectively. During the first quarter of 2017, the Company collected an impound deposit of $4.0 million from HCR ManorCare for real estate taxes and insurance as a result of HCR ManorCare not meeting certain covenant requirements, which amount was returned in connection with entering into the Agreement.

Tenant Purchase Options

On May 30, 2017, the Company and Tandem Health Care, LLC (“Tandem”), a tenant with an option to purchase the nine properties it leases from us at a favorable purchase price, entered into a lease amendment extending the option expiration date from May 31, 2017 to July 31, 2017 and increasing the purchase price. If exercised, the Company would forego approximately $7.5 million in annual rent in exchange for the approximate $81.7 million purchase price, which proceeds the Company would expect to use to repay outstanding debt. In connection with entering into the amendment, the Company collected a $1.0 million nonrefundable deposit from Tandem, which amount would be applied towards the purchase price upon option exercise. On July 31, 2017, Tandem exercised their purchase option, paying an additional $0.5 million nonrefundable deposit to be applied towards the purchase price, with an anticipated closing by October 4, 2017.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Results for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended
	June 30,		Change
	2017	2016	$
Revenues:
Rental and related revenues	$78,949	$123,290	$(44,341)
Tenant recoveries	399	400	(1)
Total revenues	79,348	123,690	(44,342)
Costs and expenses:
Depreciation and amortization	34,410	34,617	(207)
Operating	992	1,047	(55)
General and administrative	7,154	4,248	2,906
Restructuring costs	4,644	—	4,644
Interest	35,440	—	35,440
Impairments	382,049	—	382,049
Total costs and expenses	464,689	39,912	424,777
Other income:
Other income, net	104	21	83
Total other income, net	104	21	83
(Loss) income before income taxes	(385,237)	83,799	(469,036)
Income tax expense	(219)	(206)	(13)
Net (loss) income and comprehensive (loss) income	(385,456)	83,593	(469,049)
Noncontrolling interests' share in earnings	(17)	—	(17)
Net (loss) income and comprehensive (loss) income attributable to the Company	(385,473)	83,593	(469,066)
Less: preferred share dividends	(61)	—	(61)
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(385,534)	$83,593	$(469,127)

Total revenues.  Total revenues decreased by $44.3 million to $79.3 million for the three months ended June 30, 2017 primarily due to a $46.5 million aggregate deferral of rent due under the Master Lease for the 2017 period. This decrease was partially offset by a net $2.2 million increase primarily from rent escalations under the Master Lease, net of reductions related to the sale of 28 non‑strategic properties and one additional property during 2017 and 2016.

General and administrative expenses.  General and administrative expenses increased by $2.9 million to $7.2 million for the three months ended June 30, 2017 primarily due to additional compensation-related and other costs being incurred by the Company on a stand-alone basis after the Spin-Off.

Restructuring costs.  Restructuring costs of $4.6 million incurred during the three months ended June 30, 2017 consist primarily of legal and diligence costs related to the potential restructuring of the Master Lease.

Interest.    During the three months ended June 30, 2017, we incurred interest expense of $35.4 million primarily related to the indebtedness incurred in connection with the Spin-Off, which was completed on October 31, 2016. There was no debt outstanding during the three months ended June 30, 2016.

Impairments.  During the three months ended June 30, 2017, we recognized an impairment charge of $382.0 million related to certain properties classified as held for use. The properties were determined to be impaired under the recoverability test and the impairment charge is equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties (see Note 4 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report). No impairments were recorded during the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Results for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended
	June 30,		Change
	2017	2016	$
Revenues:
Rental and related revenues	$191,186	$243,175	$(51,989)
Tenant recoveries	754	762	(8)
Total revenues	191,940	243,937	(51,997)
Costs and expenses:
Depreciation and amortization	68,860	93,991	(25,131)
Operating	1,533	2,024	(491)
General and administrative	13,495	9,228	4,267
Restructuring costs	7,883	—	7,883
Interest	69,665	—	69,665
Impairments	382,049	—	382,049
Total costs and expenses	543,485	105,243	438,242
Other income:
Gain on sales of real estate	3,283	6,460	(3,177)
Other income, net	125	42	83
Total other income, net	3,408	6,502	(3,094)
(Loss) income before income taxes	(348,137)	145,196	(493,333)
Income tax expense	(500)	(12,841)	12,341
Net (loss) income and comprehensive (loss) income	(348,637)	132,355	(480,992)
Noncontrolling interests' share in earnings	(41)	—	(41)
Net (loss) income and comprehensive (loss) income attributable to the Company	(348,678)	132,355	(481,033)
Less: preferred share dividends	(172)	—	(172)
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(348,850)	$132,355	$(481,205)

Total revenues.  Total revenues decreased by $52.0 million to $191.9 million for the six months ended June 30, 2017 primarily due to a  $56.5 million aggregate reduction/deferral of rent due under the Master Lease for the 2017  period. This decrease was partially offset by a net $4.5 million increase primarily from rent escalations under the Master Lease, net of reductions related to the sale of 28 non‑strategic properties and one additional property during 2017 and 2016.

Depreciation and amortization expense.  Depreciation and amortization expense decreased by $25.1 million to $68.9 million for the six months ended June 30, 2017 primarily due to reductions related to depreciable assets with estimated useful lives of five years becoming fully depreciated in the first quarter of 2016.

General and administrative expenses.  General and administrative expenses increased by $4.3 million to $13.5 million for the six months ended June 30, 2017 primarily due to additional compensation-related and other costs being incurred by the Company on a stand-alone basis after the Spin-Off.

Restructuring costs.  Restructuring costs of $7.9 million incurred during the six months ended June 30, 2017 consist primarily of legal and diligence costs related to the potential restructuring of the Master Lease.

Interest.    During the six months ended June 30, 2017, we incurred interest expense of $69.7 million primarily related to the indebtedness incurred in connection with the Spin-Off, which was completed on October 31, 2016. There was no debt outstanding during the six months ended June 30, 2016.

Impairments.  During the six months ended June 30, 2017, we recognized an impairment charge of $382.0 million related to certain properties classified as held for use. The properties were determined to be impaired under the recoverability test and the impairment charge is equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties (see Note 4 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report). No impairments were recorded during the six months ended June 30, 2016.

Gain on sales of real estate.  During the six months ended June 30, 2017, we recognized a gain of $3.3 million from the sale of seven non‑strategic properties. During the six months ended June 30, 2016, we recognized a gain of $6.5 million from the sale of 11 non-strategic properties.

Income tax expense.  Income tax expense decreased by  $12.3 million to $0.5 million for the six months ended June 30, 2017. The decrease is primarily the result of recognizing deferred tax liabilities of $12.4 million, representing our estimated potential exposure to state built‑in gain tax from determining that we may sell assets during the next five years, during the six months ended June 30, 2016, which estimate was subsequently revised (see Note 8 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

HCRMC FINANCIAL INFORMATION

HCRMC is our principal operator and lessee, representing approximately 91% and 92% of our total revenues for the three and six months ended June 30, 2017, respectively. HCRMC, along with other post-acute/skilled nursing operators, has been and continues to be adversely impacted by a challenging operating environment in the post-acute/skilled nursing sector, which has put downward pressure on revenues and operating income. Ongoing trends in the post-acute/skilled nursing sector include, but are not limited to the following:

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

•	Increased regulatory scrutiny on government reimbursements; and

•	Increased wage pressure from tightening labor markets.

In addition to the industry trends, HCRMC’s recent performance has been impacted by, among other things, the following:

•	HCRMC’s exit from 50 non-strategic properties;

•	Certain costs and expenses related to HCRMC’s restructuring initiatives; and

•

In April 2015, the U.S. Department of Justice (“DOJ”) filed a civil complaint against HCRMC for alleged false claims related to Medicare reimbursement. HCRMC continues to defend against the complaint and is incurring associated legal and regulatory defense costs, which were approximately $11 million and $9 million for 2016 and 2015, respectively, and approximately $9 million for the six months ended June 30,  2017. The outcome of the DOJ civil complaint remains uncertain and HCRMC expects to continue to incur additional legal and regulatory defense costs (see Note 7 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Due to the above-described factors, HCRMC’s performance continued to deteriorate in 2015, 2016 and 2017, despite the amendment reducing annual rent due under the Master Lease effective April 2015 and subsequent rent relief and forbearance. As a result of the continued financial deterioration and nonpayment of total rent obligations due,  on

July 7, 2017, we delivered to HCRMC a notice of default under the Master Lease (see “—Portfolio Overview” above for more information).

HCRMC’s continued financial deterioration has resulted in eroded operating margins and lease and fixed charge coverages, as indicated below (all HCRMC data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC):

•

On a trailing 12-month basis, normalized earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) declined from $460.0 million for the period ended March 31, 2017 to $427.0 million for the period ended June 30, 2017.

•	On a trailing 12-month basis, normalized fixed charge coverage (“FCC”) declined from 0.95x for the period ended March 31, 2017 to 0.87x for the period ended June 30, 2017.

•

On a trailing 12-month basis, facility (excluding corporate items and non-QCP properties) cash flow coverage (“CFC”) declined from 0.83x for the period ended March 31, 2017 to 0.76x for the period ended June 30, 2017, net of the impact of the sale of negatively performing non-strategic properties.

•	Based on forecast information provided to us by HCRMC, operating results for 2017 are trending significantly downward when compared to the historical results for 2016.

•

The report of HCRMC’s independent auditors in its year-end 2016 financial statements included in the Annual Report includes a “going concern” exception, which indicates substantial doubt about HCRMC’s ability to continue as a going concern, resulting from recurring losses and negative working capital. In July 2017, HCRMC indicated that they financed debt that was in default with a new facility.

For a more detailed description of risks we are subject to due to our dependence on HCRMC, including adverse business and financial conditions and developments, see Part I, Item 1A. “Risk Factors—Risks Related to Our Business” in the Annual Report.

The following tables summarize HCRMC’s reported consolidated financial information (in millions)(1):

	June 30,	December 31,
	2017	2016
Real estate and other property, net	$2,499.8	$2,534.6
Cash and cash equivalents	79.4	130.6
Goodwill, intangible and other assets, net	1,535.9	1,602.3
Total assets	$4,115.1	$4,267.5
Debt and financing obligations	$5,740.3	$5,726.3
Accounts payable, accrued liabilities and other	1,092.5	1,170.1
Redeemable preferred stock	2.1	2.1
Total deficit	(2,719.8)	(2,631.0)
Total liabilities and equity	$4,115.1	$4,267.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$935.4	$957.7	$1,884.7	$1,942.2
Operating, general and administrative expense	(840.9)	(831.4)	(1,691.0)	(1,688.6)
Depreciation and amortization expense	(32.2)	(32.6)	(64.2)	(65.1)
Interest expense	(114.2)	(115.1)	(226.7)	(230.2)
Other income, net	2.8	4.8	6.9	8.3
(Loss) gain on disposal of assets	(0.8)	(5.9)	(2.1)	(2.6)
Impairment	—	(6.0)	—	(6.0)
Loss from continuing operations before income tax benefit	(49.9)	(28.5)	(92.4)	(42.0)
Income tax benefit	2.9	5.3	4.0	8.2
Loss from continuing operations	(47.0)	(23.2)	(88.4)	(33.8)
Income from discontinued operations, net of taxes	(0.1)	(0.1)	(0.1)	—
Net loss	$(47.1)	$(23.3)	$(88.5)	$(33.8)

(1)	All data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC.

The following table summarizes HCRMC’s reported operating results on a trailing 12-month basis (in millions)(1):

	Trailing 12 Months Ended
	June 30,	March 31,
	2017	2017
HCRMC Results of Operations
Revenues	$3,785.2	$3,807.5
Operating and general and administrative expenses	(3,376.9)	(3,367.5)
Depreciation and amortization expense	(128.8)	(129.1)
Asset impairment(2)	(1,941.4)	(1,947.4)
(Loss) income before other (expenses) income and income taxes	(1,661.9)	(1,636.5)
Interest expense	(455.1)	(456.1)
(Loss) gain on disposal of assets	(8.4)	(13.4)
Equity in earnings, interest income and other	15.4	17.4
Loss from continuing operations before income taxes	(2,110.0)	(2,088.6)
Income tax expense	(1,105.1)	(1,102.7)
Loss from continuing operations	(3,215.1)	(3,191.3)
Loss from discontinued operations:
Facility EBITDARM	(0.1)	(0.1)
Other income, net of taxes	—	(0.1)
Loss from discontinued operations	(0.1)	(0.2)
Net loss	$(3,215.2)	$(3,191.5)
EBITDAR and FCC Calculation
Revenues	$3,785.2	$3,807.5
Operating and general and administrative expenses	(3,376.9)	(3,367.5)
Equity in earnings, interest income and other	15.4	17.4
Facility EBITDARM from discontinued operations	(0.1)	(0.1)
Other adjustments	3.4	3.4
EBITDAR	427.0	460.7
Normalizing adjustments(3)	—	(0.7)
Normalized EBITDAR	$427.0	$460.0
Fixed charges:
Cash rent(4)	$467.0	$465.0
Interest expense - term loan and other	23.0	21.6
Total fixed charges	$490.0	$486.6
As Reported FCC(5)	0.87x	0.95x
Normalized FCC(5)	0.87x	0.95x
Facility Level Coverage
Facility EBITDAR(6)	$327.9	$356.2
Facility CFC(7)	0.76x	0.83x

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

(4)

Cash rent for purposes of calculating the coverage ratios is not reduced by the $46.5 million aggregate rent deferral for April, May and June 2017, the $10 million rent reduction for January 2017, and the $20 million aggregate rent reduction for November and December 2016.

(5)

Represents EBITDAR (as reported FCC) or normalized EBITDAR (normalized FCC) divided by total fixed charges. EBITDAR for the trailing 12 months ended June 30, 2017 and March 31, 2017 includes losses of $15.5 million and $17 million, respectively, related to the 50 non-strategic assets sold.

(6)	Includes an imputed management fee of 4%.

(7)

For purposes of calculating Facility CFC, cash rent is not reduced by the $46.5 million aggregate rent deferral for April, May and June 2017, but is reduced by the $10 million rent reduction for January 2017 and the $20 million aggregate rent reduction for November and December 2016.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate: (i) funding recurring operating expenses, (ii) meeting debt service requirements, including principal payments and maturities and (iii) satisfying our distributions to our stockholders, as required for us to qualify as a REIT, for the next 12 months primarily by using cash flow from operations, available cash balances and borrowings under the senior secured revolving credit facility (see “—Debt” below for details on the facilities). In addition, we may elect to meet certain liquidity requirements through proceeds from the sale of assets or from borrowings and/or equity and debt offerings.

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

Cash and cash equivalents were $282.4 million and $126.2 million at June  30, 2017 and December 31, 2016, respectively, representing an increase of $156.2 million. The following table sets forth changes in our cash flows (in thousands):

	Six Months Ended
	June 30,
	2017	2016	Change
Net cash provided by operating activities	$91,278	$324,350	$(233,072)
Net cash provided by (used in) investing activities	$20,106	$(29,804)	$49,910
Net cash provided by (used in) financing activities	$44,790	$(297,956)	$342,746

Net cash provided by operating activities decreased by $233.1 million for the six months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily the result of the following: (i) $91.6 million of cash received from the settlement of a portion of the Tranche A DRO in the 2016 period,  (ii) a  $56.5 million aggregate reduction/deferral of rent paid under the Master Lease, (iii) a $16.6 million increase in income taxes paid, and (iii) $65.9 million of interest paid in the 2017 period.

Net cash provided by (used in) investing activities increased by $49.9 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily the result of $106.6 million from (i) the purchase of two HCRMC Properties during 2016 (the proceeds of which were used by HCRMC to settle a portion of the Tranche A DRO described above) and (ii) the investment in a memory care property in 2016. This increase was partially offset by the following: (i) a $42.0 million decrease in proceeds received from the sale of properties in the 2017 period compared to the 2016 period and (ii) a decrease in restricted cash of $14.5 million recognized during the 2016 period.

Net cash provided by (used in) financing activities increased by $342.7 million for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily due to the following: (i) a $298.0 million decrease in net distributions to parent (none in the 2017 period since after the October 31, 2016 Spin-Off date) and (ii) $50.0 million in proceeds from issuance of debt received during the 2017 period. This increase was partially offset by $5.0 million in repayments of debt in the 2017 period.

Deferred Rent Obligation

In addition to the fixed annual rent under the Master Lease, in 2015 we received a DRO from HCR III equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million. HCR III made rental payments on Tranche A equal to 6.9% of the outstanding amount (representing $19 million) for the initial lease year until the entire Tranche A DRO was paid in full in March 2016 in connection with the nine aggregate property purchases. We recognized the 6.9% Tranche A rental payments in rental and related revenues when earned and included the Tranche A DRO in our calculation of straight‑line rent. As properties were acquired from HCRMC, the straight‑line rent calculation was adjusted to reflect the corresponding partial settlement of the Tranche A DRO. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and annually for the remainder of its term. The Tranche B DRO is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. See “—Portfolio Overview” for a discussion of the impact of the Event of Default on the Tranche B DRO. The HCRMC Lease Amendment also imposes certain restrictions on HCR III and HCRMC until the Tranche B DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC. The outstanding principal balance of the Tranche B DRO was $265.2 million as of June 30, 2017. The Tranche B DRO is being accounted for as a minimum lease rental payment and was initially included in our straight‑line rent calculation. The annual escalations of the principal balance are considered variable lease rental payments, as the Tranche B DRO is prepayable at the option of HCRMC, and as such, are not included in our straight‑line rent calculation. As a result of placing the Master Lease on nonaccrual status, we further evaluated the carrying amount of our straight-line rent receivables and determined that it was impaired at December 31, 2015 (see Note 3 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

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

After the consummation of the Spin‑Off and related transactions, we are highly levered. As of June 30, 2017, we had outstanding approximately $1.8 billion face value of aggregate indebtedness. Our total debt is comprised of the senior secured notes, the senior secured term loan and any outstanding borrowings under the senior secured revolving credit facility and the unsecured revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt as of June 30, 2017 consisted of the following (in thousands):

			Principal	Net
	Interest	Maturity	Balance	Balance
Debt	Rate	Date	Outstanding	Outstanding
Senior secured revolving credit facility(1)	Floating	October 31, 2021	$75,000	$75,000
Senior secured term loan(2)	Floating	October 31, 2022	995,000	955,677
Senior secured notes	8.125%	November 1, 2023	750,000	731,989
Unsecured revolving credit facility(3)	Floating	October 31, 2018	—	—
Total			$1,820,000	$1,762,666

(1)	The interest rate was 6.29% as of June 30, 2017. Remaining availability under the facility was $25.0 million as of June 30, 2017.
(2)	The interest rate was 6.29% as of June 30, 2017.
(3)

We are the borrower under a $100 million unsecured revolving credit facility, on which we may only draw prior to October 31, 2017. However, under the terms of the facility, the availability has been reduced to zero as of June 30, 2017. HCP is the sole lender.

Covenants

Our secured and unsecured debt agreements contain certain customary affirmative covenants, including maintaining a minimum debt service coverage ratio, negative covenants, including limitations on the incurrence of additional debt, issuance of preferred shares, payment of dividends and sale of properties, and events of default. As of June 30, 2017, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under its debt agreements.

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

Preferred Stock

Our charter authorizes the issuance of up to 50,000,000 shares of our preferred stock, par value $0.01 per share. Prior to the Spin‑Off, we issued 2,000 shares of Class A Preferred Stock with an aggregate liquidation preference of $2 million to HCP, which it later sold to institutional investors following the completion of the Spin-Off. The Class A Preferred Stock ranks prior to our common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding up. The Class A Preferred Stock entitles the holders thereof to cumulative cash dividends in an amount equal to 12% per annum of the aggregate liquidation preference, payable quarterly. Pursuant to the terms of the Preferred Stock, we may, at our option at any time on or after October 14, 2017, redeem the Class A Preferred Stock at any time in whole, or from time to time in part, for cash at a price per share equal to the liquidation preference, plus any accumulated, accrued and unpaid dividends, to, but excluding, the date of redemption.

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

On March 8, 2017, the Company, upon receiving the approval of the compensation committee of the board of directors, issued the 2017 performance-based stock awards to Messrs. Ordan, Neeb and Richards in the maximum amounts of 107,642 shares, 61,894 shares, and 32,292 shares, respectively,  that may be earned upon satisfaction of certain performance criteria.

On May 25, 2017, the Company issued 10,177 fully vested shares of common stock to the independent members of the Board of Directors, representing partial compensation for their service on the Board of Directors.

The Company recorded total stock-based compensation expense related to the restricted stock units,  options and performance-based stock awards of $2.1 million and $3.9 million during the three and six months ended June 30, 2017, respectively, which is included within general and administrative expense in the combined consolidated statements of operations and comprehensive (loss) income.

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

Under the terms of the Master Lease, we are required through April 1, 2019 to, upon HCR III’s request, provide HCR III an amount to fund Capital Additions Costs (as defined in the Master Lease) approved by us, in our reasonable discretion, with such amount not to exceed $100 million in the aggregate (“Capital Addition Financing”), but we are not obligated to advance more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through June 30, 2017, we have provided approximately $2.8 million in Capital Addition Financing.

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

Due to the lack of REIT taxable income following the Spin-Off and the ongoing financial difficulties experienced by our primary tenant, HCRMC, we did not declare a dividend for the fourth quarter of 2016 or the first or second quarter of 2017.

CONTRACTUAL OBLIGATIONS

The following table summarizes our material contractual obligations and commitments at June 30, 2017, by year through initial maturities, excluding any debt premiums, discounts or issuance costs (in thousands):

	2017	2018-2019	2020-2021	After 2021	Total
Senior secured term loan	$5,000	$20,000	$20,000	$950,000	$995,000
Senior secured revolving credit facility	—	—	75,000	—	75,000
Senior secured notes	—	—	—	750,000	750,000
Interest(1)	64,953	257,094	253,723	172,299	748,069
Total contractual obligations and commitments(2)	$69,953	$277,094	$348,723	$1,872,299	$2,568,069

(1)	Interest on variable-rate debt is calculated using rates in effect at June 30, 2017.

(2)	This table excludes the Capital Addition Financing pursuant to the Master Lease as the timing and amount of payments are uncertain.

OFF‑BALANCE SHEET ARRANGEMENTS

We own an equity interest in HCRMC, which is deemed an unconsolidated variable interest entity (“VIE”) as described in Note 2 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report.  Our risk of loss with respect to this VIE is generally limited to our investment in the VIE and any outstanding loans receivable from the VIE.

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

In addition, we present FFO before the impact of transaction costs, impairments of non‑depreciable assets and severance‑related charges (“FFO as adjusted”). Management believes that FFO as adjusted provides a meaningful supplemental measure of our FFO run‑rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe investors and financial analysts who review our operating performance are best served by an FFO run rate earnings measure that includes, in addition to adjustments made to arrive at the NAREIT defined measure of FFO, other adjustments to net income (loss) determined in accordance with GAAP. FFO as adjusted is used by management in analyzing our business and the performance of our properties, and we believe it is important that investors and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our performance as compared with similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. This non-GAAP supplemental measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income (loss) (determined in accordance with GAAP) or FFO. Other REITs or real estate companies may use different methodologies for calculating adjusted FFO, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs.

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

The following table reconciles net income attributable to common shareholders, the most directly comparable GAAP financial measure, to FFO, FFO as adjusted and FAD (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to common shareholders	$(385,534)	$83,593	$(348,850)	$132,355
Depreciation and amortization	34,410	34,617	68,860	93,991
Gain on sales of real estate	—	—	(3,283)	(6,460)
Taxes associated with real estate disposition(1)	—	—	—	12,428
Impairments of real estate	382,049	—	382,049	—
FFO	$30,925	$118,210	$98,776	$232,314
Restructuring costs	4,644	—	7,883	—
FFO as adjusted	$35,569	$118,210	$106,659	$232,314
Straight‑line rents	197	78	343	103
Amortization of right of use assets and market lease intangibles	48	49	98	99
Amortization of deferred financing costs	3,465	—	6,056	—
Stock-based compensation expense	2,140	—	3,873	—
FAD	$41,419	$118,337	$117,029	$232,516

(1)

For the six months ended June 30, 2016, we recognized a deferred tax liability and related income tax expense of $12.4 million, representing our estimated potential exposure to state built‑in gain tax resulting from the determination that we may sell our HCRMC assets prior to satisfying the 10‑year holding requirement.

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

The following table reconciles net income attributable to common shareholders, the most directly comparable GAAP financial measure, to NOI and Adjusted NOI (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to common shareholders	$(385,534)	$83,593	$(348,850)	$132,355
Depreciation and amortization	34,410	34,617	68,860	93,991
General and administrative	7,154	4,248	13,495	9,228
Restructuring costs	4,644	—	7,883	—
Interest expense	35,440	—	69,665	—
Impairments	382,049	—	382,049	—
Gain on sales of real estate	—	—	(3,283)	(6,460)
Other income, net	(104)	(21)	(125)	(42)
Income tax expense	219	206	500	12,841
NOI	$78,278	$122,643	$190,194	$241,913
Non‑cash adjustments to NOI
Straight‑line rents	197	78	343	103
Amortization of right of use assets and market lease intangibles	48	49	98	99
Adjusted NOI	$78,523	$122,770	$190,635	$242,115

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

The following table reconciles net income attributable to common shareholders, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to common shareholders	$(385,534)	$83,593	$(348,850)	$132,355
Interest expense	35,440	—	69,665	—
Income tax expense	219	206	500	12,841
Depreciation and amortization	34,410	34,617	68,860	93,991
EBITDA	$(315,465)	$118,416	$(209,825)	$239,187
Gain on sales of real estate	—	—	(3,283)	(6,460)
Impairments	382,049	—	382,049	—
Restructuring costs	4,644	—	7,883	—
Adjusted EBITDA	$71,228	$118,416	$176,824	$232,727

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Concentration of Risk

Substantially all of our properties are leased to HCR III, consisting of 232 post‑acute/skilled nursing properties and 60 memory care/assisted living properties as of June 30, 2017, pursuant to the Master Lease. The Master Lease is structured as a triple‑net lease, in which HCR III, either directly or through its affiliates and sublessees, operates and manages the properties thereunder and is responsible for all operating costs associated with the HCRMC Properties, including the payment of taxes, insurance and all repairs, and providing indemnities to us against liabilities associated with the operation of the HCRMC Properties. In addition, all obligations under the Master Lease are guaranteed by HCRMC, the parent of HCR III. As our revenues predominantly consist of rental payments under the Master Lease, we are dependent on HCRMC for substantially all of our revenues. Consequently, any material decline in HCRMC’s business is likely to have a material adverse effect on our business as well.  On July 7, 2017, we delivered to HCRMC a notice of default under the Master Lease (see “—Portfolio Overview” above for more information).

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

An increase in interest rates would increase our annual interest expense. A 0.125% change to the interest rate of the variable-rate indebtedness, including the senior secured term loan and the senior secured revolving credit facility, but excluding the undrawn unsecured revolving credit facility, would change annual interest expense by approximately $1.3 million, based on the outstanding debt at June 30, 2017. An increase in interest rates could make future financing by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1

Forbearance Agreement, dated April 5, 2017, among Quality Care Properties, Inc., HCR III Healthcare, LLC and HCR ManorCare, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on April 5, 2017)

10.2*	Form of Director Deferred Stock Unit Award Agreement under Quality Care Properties Inc.’s 2016 Performance Incentive Plan

10.3*	Form of Performance-Based Restricted Stock Award Agreement under Quality Care Properties Inc.’s 2016 Performance Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2017	QUALITY CARE PROPERTIES, INC.

/s/ C. MARC RICHARDS
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)