Form 10-Q
period 2017-09-30
QUALITY CARE PROPERTIES, INC.
filed 2017-11-09
CIK 1677203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, there were 93,809,524 shares of the registrant’s $0.01 par value common stock outstanding.

QUALITY CARE PROPERTIES, INC.

Quality Care Properties, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Real estate:
Building and improvements	$4,352,802	$4,891,996
Land	592,464	637,601
Accumulated depreciation	(984,135)	(1,111,768)
Net real estate	3,961,131	4,417,829
Real estate and related assets held for sale, net	—	16,019
Cash and cash equivalents	311,969	126,185
Restricted cash	24	17
Intangible assets, net	165,627	199,745
Straight-line rent receivables, net	2,713	3,296
Other assets, net	22,719	26,284
Total assets	$4,464,183	$4,789,375
LIABILITIES AND EQUITY
Bank line of credit	$75,000	$25,000
Term loan	954,659	957,465
Senior secured notes	732,702	730,604
Tenant security deposits and deferred revenue	6,688	5,587
Accrued interest	25,391	12,526
Accounts payable and accrued liabilities	9,693	4,426
Income taxes payable	—	16,544
Total liabilities	1,804,133	1,752,152
Redeemable preferred stock	1,930	1,930
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 93,809,524 and 93,597,519 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	938	936
Additional paid-in capital	3,169,555	3,163,954
Accumulated deficit	(512,870)	(130,094)
Total stockholders' equity	2,657,623	3,034,796
Noncontrolling interests	497	497
Total equity	2,658,120	3,035,293
Total liabilities and equity	$4,464,183	$4,789,375

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental and related revenues	$55,690	$123,280	$246,876	$366,455
Tenant recoveries	310	387	1,064	1,149
Total revenues	56,000	123,667	247,940	367,604
Costs and expenses:
Depreciation and amortization	31,440	35,879	100,300	129,870
Operating	606	1,032	2,139	3,056
General and administrative	6,991	7,131	20,486	16,359
Restructuring costs	5,475	—	13,358	—
Interest	35,134	—	104,799	—
Impairments	9,910	21,145	391,959	21,145
Total costs and expenses	89,556	65,187	633,041	170,430
Other income:
Gain on sales of real estate	—	—	3,283	6,460
Other income, net	277	213	402	255
Total other income, net	277	213	3,685	6,715
(Loss) income before income taxes	(33,279)	58,693	(381,416)	203,889
Income tax expense	(799)	(5,173)	(1,299)	(18,014)
Net (loss) income and comprehensive (loss) income	(34,078)	53,520	(382,715)	185,875
Noncontrolling interests' share in earnings	(20)	—	(61)	—
Net (loss) income and comprehensive (loss) income attributable to the Company	(34,098)	53,520	(382,776)	185,875
Less: preferred share dividends	(60)	—	(232)	—
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(34,158)	$53,520	$(383,008)	$185,875
(Loss) earnings per common share, basic and diluted	$(0.36)	$0.57	$(4.09)	$1.99

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Net Parent Investment	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
January 1, 2017	$936	$3,163,954	$—	$(130,094)	$3,034,796	$497	$3,035,293
Net (loss) income	—	—	—	(382,776)	(382,776)	61	(382,715)
Stock-based compensation	2	5,836	—	—	5,838	—	5,838
Distributions on preferred shares	—	(235)	—	—	(235)	(61)	(296)
September 30, 2017	$938	$3,169,555	$—	$(512,870)	$2,657,623	$497	$2,658,120

January 1, 2016	$—	$—	$5,087,494	$—	$5,087,494	$—	$5,087,494
Net income	—	—	185,875	—	185,875	—	185,875
Net distributions to parent	—	—	(413,404)	—	(413,404)	—	(413,404)
September 30, 2016	$—	$—	$4,859,965	$—	$4,859,965	$—	$4,859,965

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(382,715)	$185,875
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	100,300	129,870
Amortization of market lease intangibles	16	23
Amortization of right of use assets	217	127
Amortization of deferred financing costs	8,379	—
Stock-based compensation expense	5,838	—
Straight-line rents	583	225
Settlement of Tranche A deferred rent obligation	—	91,605
Gain on sales of real estate	(3,283)	(6,460)
Impairments	391,959	21,145
Deferred income tax expense	—	17,398
Changes in:
Other assets	557	382
Tenant security deposits and deferred revenue	(399)	955
Accrued interest	12,865	—
Accounts payable and accrued liabilities	5,207	(468)
Income taxes payable	(16,544)	—
Net cash provided by operating activities	122,980	440,677
Cash flows from investing activities:
Acquisitions of real estate	—	(106,588)
Leasing costs and tenant and capital improvements	(206)	(1,162)
Net proceeds from the sales of real estate	20,787	62,258
(Increase) decrease in restricted cash	(7)	14,526
Net cash provided by (used in) investing activities	20,574	(30,966)
Cash flows from financing activities:
Proceeds from issuance of debt	50,000	—
Repayments of debt	(7,500)	—
Payment of deferred financing costs	(34)	—
Borrowing from parent	—	1,162
Distributions paid	(236)	—
Net distributions to parent	—	(413,404)
Net cash provided by (used in) financing activities	42,230	(412,242)
Net increase (decrease) in cash and cash equivalents	185,784	(2,531)
Cash and cash equivalents, beginning of period	126,185	6,058
Cash and cash equivalents, end of period	$311,969	$3,527
Supplemental cash flow information:
Income taxes paid	$17,269	$551
Interest paid	$83,555	$—
Supplemental disclosure of non-cash financing activities:
Accrued distributions	$60	$—

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

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP on a consolidated basis after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. Before the completion of the separation, the QCP Business was operated through subsidiaries of HCP, which operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). QCP has operated and expects to continue to operate as a REIT under the applicable provisions of the Code to the extent consistent with maximizing stockholder value. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income.

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

As a result of the Spin-Off, QCP is an independent, publicly-traded, self-managed and self-administered company. However, we initially lacked certain non‑management administrative capabilities, and accordingly, we entered into an agreement with HCP pursuant to which HCP will provide certain administrative and support services to us on a transitional basis (the “Transition Services Agreement”), expiring on the earlier of October 31, 2017 or completion of all services to be provided by HCP under the agreement, unless extended or earlier terminated. As of October 31, 2017, we completed the transition of these services to QCP’s operating platform.

As of September 30, 2017, the Properties consisted of 257 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building across 29 states, with 292 of the 320 properties leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The properties subject to the Master Lease are leased on a triple‑net basis to HCRMC’s indirect wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of the Lessee’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC. See Note 3 for additional information on the Master Lease and leases with other tenants.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited combined consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in combination and consolidation.

These combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with the audited combined consolidated financial statements of QCP and notes thereto included in our 2016 Annual Report on Form 10-K, as amended (the “Annual Report”).

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

For periods prior to the separation, the combined consolidated financial statements include expense allocations related to certain HCP corporate functions, including executive oversight, treasury, finance, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on cash net operating income, property count, square footage or other measures. All of the corporate cost allocations were deemed to have been incurred and settled through net parent investment in the period in which the costs were recorded. Following the Spin‑Off, the Company entered into the Transition Services Agreement and a tax matters agreement with HCP to provide these functions at costs specified in the agreements for an interim period. As of October 31, 2017, we completed the transition of these services to QCP’s operating platform. Corporate expenses of $0.0 million and $7.5 million were allocated to the Company or incurred through the agreements during the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $16.3 million were allocated to the Company or incurred through the agreements during the nine months ended September 30, 2017 and 2016, respectively, and have been included within general and administrative expenses in the combined consolidated statements of operations and comprehensive (loss) income.

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

Principles of Consolidation

The combined consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, the equity method investment and the consolidated Exchange Accommodation Titleholder (“EAT”) variable interest entity (“VIE”). There were no properties held by the EAT as of September 30, 2017 or December 31, 2016.

The Company is required to continually evaluate its VIE relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity or (c) the right to receive the expected residual returns of an entity.

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

Equity Method Investment

The Company owns an approximately 9% equity interest in HCRMC that, although the Company does not have the ability to exercise significant influence over HCRMC, is accounted for under the equity method of accounting. Beginning on January 1, 2016, equity income is recognized only if cash distributions are received from HCRMC. No cash distributions have been received from HCRMC during 2016 or 2017. As of September 30, 2017 and December 31, 2016, the carrying value of the equity method investment was zero. See Note 3 regarding the Company’s Master Lease with HCRMC.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case the transaction would be accounted for as an asset acquisition. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. ASU 2017-01 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. The Company adopted ASU 2017-01 on January 1, 2017 and expects to recognize a majority of its real estate acquisitions and dispositions as asset transactions rather than business combinations, which in the case of acquisitions will result in the capitalization of related third party transaction costs. The adoption had no impact on the Company’s combined consolidated financial statements as of and for the three and nine months ended September 30, 2017.

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

In March 2016, the FASB issued ASU No. 2016‑08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016‑08”). ASU 2016‑08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016‑08 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted at the original effective date of the new revenue standard (January 1, 2017). The Company is evaluating the impact of the adoption of ASU 2016‑08 on January 1, 2018 on its combined consolidated financial position or results of operations. Under ASU 2016-08, ultimate financial responsibility is the main driving force behind principal versus agent considerations. Since the Company holds the ultimate financial responsibility for real estate taxes and property insurance at its properties (i.e., as principal), the Company anticipates that the new guidance will result in a gross-up of real estate tax and property insurance recovery revenue and expense in an annual amount of approximately $45 to $55 million, based on the portfolio of properties owned as of September 30, 2017.

In August 2014, the FASB issued ASU No. 2014‑15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014‑15”). The amendments in ASU 2014‑15 provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern (i.e., it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued) and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The Company adopted ASU 2014-15 on January 1, 2017, resulting in the requirement for management to evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued, and provide certain disclosures for such conditions or events identified, if any.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”). This update changes the requirements for recognizing revenue. ASU 2014‑09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015‑14”). ASU 2015‑14 defers the effective date of ASU 2014‑09 by one year to fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within such years, beginning after December 15, 2016. A reporting entity may apply the amendments in ASU 2014-09 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company is evaluating the complete impact the adoption of ASU 2014‑09 on January 1, 2018 will have on its combined consolidated financial position or results of operations. Since revenue for the Company is primarily generated through leasing arrangements, which are excluded from ASU 2014-09, the Company expects that it will be impacted in its recognition of non-lease revenue (see gross-up discussion under ASU 2016-08 above) and its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. As a result, the Company generally expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance.

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

On August 17, 2017, QCP commenced an action in the Superior Court of the State of California for the County of Los Angeles (the “Court”) to appoint an independent receiver for its skilled nursing and assisted living/memory care facilities as contemplated by the Master Lease after an Event of Default by HCR ManorCare.  The independent receiver would not be affiliated with either QCP or HCR ManorCare and would provide oversight and seek to preserve the value of the HCRMC Properties. QCP intends to work with the independent receiver, if appointed by the Court, to transition the HCRMC Properties to new owners and/or operators.

On September 25, October 19 and November 2, 2017, QCP announced that it had agreed with HCR ManorCare to extend the deadline for HCR ManorCare's response to QCP's receivership complaint to October 18, November 1 and December 1, 2017, respectively, in each case subject to Court approval (which was granted), to allow for the continuation of workout discussions, including with respect to the sale or re-leasing of any of the HCRMC Properties. HCR ManorCare continues to be in default under the Master Lease. HCR ManorCare paid approximately $17.6 million and $21.0 million in rent for September and October 2017, respectively. Over $446 million in rent and other obligations continue to be immediately due and payable under the Master Lease.

As of June 30, 2017, in connection with management’s belief that an Event of Default was imminent and the closing of our fiscal quarter,  the Company expected to have the ability to sell or re-lease any HCRMC Property unencumbered by the Master Lease. This resulted in a reduction in the expected holding period of certain facilities, which resulted in an impairment charge of $382.0 million during the second quarter of 2017.  As of September 30, 2017, the Company determined there was a reduction in the expected holding period of certain additional facilities, which resulted in an impairment charge of $9.9 million during the third quarter of 2017. See Note 4 for additional information on the impairment analysis performed.

The Company incurred legal, advisory and diligence costs related to its restructuring and workout discussions with HCRMC totaling $5.5 million and $13.4 million during the three and nine months ended September 30, 2017, respectively.

The Company recognized HCRMC rental and related revenues totaling $48.9 million and  $116.4 million for the three months ended September 30, 2017 and 2016, respectively, and $226.2 million and $345.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017 and December 31, 2016, the straight‑line rent receivables, net balance was $2.7 million and $3.3 million, respectively.

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

During 2016, the Company completed 21 of the non-strategic property sales, bringing the total sold to 43 through December 31, 2016, and sold one additional HCRMC Property for an aggregate amount of $114.6 million, resulting in gain on sales of $10.6 million. During the nine months ended September 30, 2016, the Company completed 11 of the 21 sales for an aggregate amount of $62.3 million, resulting in gain on sales of $6.5 million.

During the nine months ended September 30, 2017, the Company sold the seven remaining non-strategic properties for aggregate net proceeds of $19.3 million, resulting in gain on sales of $3.3 million.

Impairments

During the three months ended September 30, 2016, the Company recognized an impairment charge of $21.1 million related to the 17 then remaining non-strategic properties as of September 30, 2016 as well as one additional property sold during the fourth quarter of 2016, each classified as held for sale.  The properties were determined to be impaired in connection with the closing of the quarter because the carrying value of the respective properties exceeded the expected cash flows due to a reduction in the projected net sales prices for the properties. The impairment charge is equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties, which was based on  projected sales prices in active markets less costs to sell, which are considered a Level 2 input in the fair value measurement hierarchy.

During the three and nine months ended September 30, 2017, the Company recognized impairment charges of  $9.9 million and $392.0 million, respectively, related to certain skilled nursing properties classified as held for use. The properties were determined to be impaired in connection with the closing of the respective quarter under the recoverability test because the carrying value of the respective properties exceeded the expected undiscounted cash flows over the estimated holding period for the respective properties, due to a reduction in the expected holding period for the properties (see Note 3) and the continued financial deterioration of the post-acute/skilled nursing sector. The impairment charges are equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties. Fair value of the properties was estimated using market-based data, including recent comparable sales, market knowledge, brokers’ opinions of value and the income approach, which are considered Level 3 inputs in the fair value measurement hierarchy. A significant assumption used in determining the estimated fair value of these properties was a per bed market rate specific to each individual market, the range of which was $15,000 to $88,000 per bed.

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

Debt as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

			Balance Outstanding as of
	Interest	Maturity	September 30,	December 31,
Debt	Rate	Date	2017	2016
Senior secured revolving credit facility(1)	Floating	October 31, 2021	$75,000	$25,000
Senior secured term loan(2)	Floating	October 31, 2022	954,659	957,465
Senior secured notes	8.125%	November 1, 2023	732,702	730,604
Total			$1,762,361	$1,713,069

(1)

The interest rate was 6.49% and 5.86% as of September 30, 2017 and December 31, 2016, respectively. On April 26, 2017, the Company borrowed an additional $50.0 million under the senior secured revolving credit facility, the proceeds of which were available for working capital and other corporate purposes, resulting in remaining availability under the facility of $25.0 million.

(2)	The interest rate was 6.49% and 6.25% as of September 30, 2017 and December 31, 2016, respectively.

Covenants

Our secured debt agreements contain certain customary affirmative covenants, including maintaining a minimum debt service coverage ratio, negative covenants, including limitations on the incurrence of additional debt, issuance of preferred shares, payment of dividends, sale of properties and modification of the Master Lease, and events of default. As of September 30, 2017, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under its debt agreements.

Fair Value of Debt

The carrying values of our variable-rate debt approximate their fair value. We estimate the fair values of fixed-rate debt using trading quotes in an inactive market, which falls within Level 2 of the fair value hierarchy. The fair value of the Notes with $750 million face value was estimated to be $761.3 million and $753.8 million as of September 30, 2017 and December 31, 2016, respectively.

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

The Company recorded total stock-based compensation expense related to the outstanding restricted stock units, stock options and performance-based stock awards of $2.0 million and $5.8 million during the three and nine months ended September 30, 2017, respectively, which is included within general and administrative expense in the accompanying combined consolidated statements of operations and comprehensive (loss) income.

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

Legal Proceedings related to HCRMC

On April 20, 2015, the U.S. Department of Justice (“DOJ”) unsealed a previously filed complaint in the U.S. District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. Summary judgment motions have been filed in October and early November, 2017. A trial date has been set for January 22, 2018. While HCRMC has indicated that it believes it is in material compliance with all applicable laws and regulations and is vigorously defending itself against the claims, the ultimate outcome is uncertain and a significant adverse judgment against HCRMC or significant settlement obligation could impact HCRMC’s liquidity, financial stability, business operations and operating results. See Note 11. “Subsequent Events—Legal Proceedings related to HCRMC.”

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

HCP has reported that, on May 9, 2016, a purported stockholder of HCP filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16‑cv‑01106‑JJH, in the U.S. District Court for the Northern District of Ohio against HCP, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and alleges that HCP made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the DOJ in a pending suit against HCRMC arising from the False Claims Act. The plaintiff in the suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. The DOJ lawsuit against HCRMC is described in greater detail above. As the Boynton Beach action is in its early stages and a lead plaintiff has not yet been named, the defendants have not yet responded to the complaint. HCP has reported that it believes the suit to be without merit and intends to vigorously defend against it.

HCP has also reported that, on June 16, 2016 and July 5, 2016, purported stockholders of HCP filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30‑2016‑00858497‑CU‑PT‑CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30‑2016‑00861646‑CU‑MC‑CJC, in the Superior Court of California, County of Orange, against certain of HCP’s current and former directors and officers and HCRMC. HCP is named as a nominal defendant. As both derivative actions contained substantially the same allegations, they have been consolidated into a single action. The consolidated action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. As the Subodh/Stearns action is in the early stages, the defendants have not yet responded to the complaint. On April 18, 2017, the Court approved the parties’ stipulation staying the action pending further developments, including in the related securities class action litigation. The Court also adjourned the status conference scheduled for April 27, 2017 to January 10, 2018.

HCP has also reported that, on April 10, 2017, a purported stockholder of HCP filed a derivative action, Weldon v. Martin et al., Case No. 3:17cv-755, in federal court in the Northern District of Ohio, Western Division, against certain of HCP’s current and former directors and officers and HCRMC. HCP is named as a nominal defendant. The Weldon complaint asserts similar claims to those asserted in the California derivative actions. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that HCP made false statements in its 2016 proxy statement by not disclosing that HCP’s performance issues in 2015 were the direct result of billing fraud at HCRMC. On April 18, 2017, the Court re-assigned and transferred this action to the judge presiding over the related federal securities class action. The defendants have not yet been served or responded to the complaint. On July 11, 2017, the Court approved a stipulation by the parties to stay the case pending disposition of the motion to dismiss the class action.

HCP has also reported that, on July 21, 2017, a purported stockholder of HCP filed another derivative action, Kelley v. HCR ManorCare, Inc., et al., Case No. 8:17-cv-01259, in federal court in the Central District of California, against certain of HCP’s current and former directors and officers and HCRMC. HCP is named as a nominal defendant.

The Kelley complaint asserts similar claims to those asserted in the Weldon and in the California derivative actions. Like Weldon,  the Kelley complaint also additionally alleges that HCP made false statements in its 2016 proxy statement, and asserts a claim for a violation of Section 14(a) of the Exchange Act. The case is currently before Judge James V. Selna. On September 25, 2017, the defendants moved to transfer the action to the Northern District of Ohio (i.e., the court where the class action and other federal derivative action are pending) or, in the alternative, to stay the action. Oral argument is currently scheduled for December 4, 2017. Judge Selna granted HCP’s joint stipulation to stay the time to respond to the complaint until 60 days after the transfer or stay motion is decided.

Commitments for Capital Additions

As part of the HCRMC Lease Amendment effective April 1, 2015, the Company agreed to provide the Lessee, upon the Lessee’s request, through April 1, 2019 amounts to fund Capital Additions Costs (as defined in the Master Lease) approved by the Company, in the Company’s reasonable discretion. Such amounts may not exceed $100 million in the aggregate (“Capital Addition Financing”), nor may the Lessee request more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through September 30, 2017, approximately $2.8 million in Capital Addition Financing has been funded by the Company, with no such funding during 2017.

Tenant Purchase Options

On May 30, 2017, the Company and Tandem Health Care, LLC (“Tandem”), a tenant with an option to purchase the nine properties it leases from us at a favorable purchase price, entered into a lease amendment extending the option expiration date from May 31, 2017 to July 31, 2017 and increasing the purchase price. If exercised, the Company would forego approximately $7.5 million in annual rent in exchange for the approximate $81.7 million purchase price, which proceeds the Company would expect to use to repay outstanding debt. In connection with entering into the amendment, the Company collected a $1.0 million nonrefundable deposit from Tandem, which amount would be applied towards the purchase price upon option exercise. On July 31, 2017, Tandem exercised their purchase option, paying an additional $0.5 million nonrefundable deposit to be applied towards the purchase price, with closing no later than October 4, 2017. On October 4, 2017, the Company and Tandem entered into a lease amendment extending the closing date to potentially as late as January 4, 2018, subject to the receipt of certain nonrefundable extension fees and deposits. On October 5 and 23, 2017,  Tandem paid a  $1.0 million nonrefundable extension fee and a  $1.0 million nonrefundable extension deposit, respectively, to extend the closing date to December 5, 2017, with the right to further extend the closing date to January 4, 2018 upon payment of an additional $1.0 million nonrefundable extension fee by November 30, 2017.

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

The following table sets forth the computation of our basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income attributable to common shareholders	$(34,158)	$53,520	$(383,008)	$185,875
Denominator:
Weighted average common shares outstanding - basic	93,608	93,598	93,602	93,598
Compensation-related shares	—	—	—	—
Weighted average common shares outstanding - diluted	93,608	93,598	93,602	93,598
(Loss) earnings per common share - basic and diluted	$(0.36)	$0.57	$(4.09)	$1.99

For the three and nine months ended September 30, 2017, additional potentially dilutive securities include outstanding stock options, restricted stock units, deferred stock units and performance-based stock awards. For the three and nine months ended September 30, 2017, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. There were no such securities outstanding during the three and nine months ended September 30, 2016. We accrue distributions when they are declared.

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

Assets related to HCRMC represented 90% and 94% of the Company’s total assets as of September 30, 2017 and December 31, 2016, respectively. The Company derived 87% and 91% of its total revenues from the Master Lease with HCRMC for the three and nine months ended September 30, 2017, respectively, and 94% of its total revenues from the Master Lease with HCRMC for the three and nine months ended September 30, 2016.

NOTE 11. Subsequent Events

See Note 3 for activity related to HCR ManorCare and Note 7 for activity related to an  exercised tenant purchase option subsequent to September 30, 2017.

Legal Proceedings related to HCRMC

In respect of United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)), on November 8, 2017, the United States and HCRMC filed a joint motion to continue a summary judgment hearing and stay all deadlines that states, “the United States has advised Defendants of its intent to move to dismiss this case with prejudice”; the joint motion further states that the parties are working to draft the relevant dismissal documents, and intend to file a notice of dismissal or further status report on November 17, 2017. On November 9, 2017, the court approved the joint motion. A relator in this matter has filed papers with the court to the effect that she will oppose any dismissal agreement reached between the United States and HCRMC.

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

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report that are not historical statements of fact may be deemed “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our intent, belief or expectations, including, but not limited to, statements regarding: the anticipated structure, benefits and tax treatment of the Spin‑Off; future financing plans, business strategies, growth prospects and operating and financial performance of QCP and its tenants and operators, including HCR ManorCare, Inc. (“HCRMC”); expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward‑looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward‑looking statements are reasonable, we can give no assurance that our expectations will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	the HCRMC Properties (defined below) representing substantially all of our assets and our reliance on HCRMC for substantially all of our revenues;

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

•

In the event of an appointment of an independent receiver for the HCRMC Properties, the ability of such receiver, if appointed, to preserve value and successfully transition HCRMC Properties to new owners and/or operators; and

•

In the event of a possible HCRMC bankruptcy, the impact to the Company under the Company's credit agreements of a rejection of the Master Lease by HCRMC and of limitations and delays in bankruptcy on the Company’s ability to exercise remedies and seek recoveries under the Master Lease.

•	our dependency on HCRMC’s ability and willingness to meet its contractual obligations under the Master Lease and guaranty thereof, including risks related to the following:

•	the impact of HCRMC’s decline in operating performance and fixed charge coverage;

•	the impact of HCRMC’s continuing failure to pay rent in the amount required by the Master Lease;

•

the impact of the “going concern” exception in the auditors’ opinion to HCRMC’s audited consolidated financial statements as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016, resulting from recurring losses and negative working capital;

•

the U.S. Department of Justice (“DOJ”) lawsuit against HCRMC (see Note 7. “Commitments and Contingencies—Legal Proceedings related to HCRMC” and Note 11. “Subsequent Events—Legal Proceedings related to HCRMC” to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report) and other legal proceedings involving HCRMC, including litigation costs and the possibility of adverse results and related developments; and

•

restrictions imposed by HCRMC’s new credit facility (as of July 2017) that constrain HCRMC’s ability to use cash flow generated by HCRMC entities, other than HCR III Healthcare, LLC (our tenant under the Master Lease) and its direct and indirect subsidiaries, to meet its obligations to us under the guaranty of the Master Lease.

•

our ability to sell or re-lease HCRMC Properties if we terminate the Master Lease with respect to any or all of the HCRMC Properties or if we reach agreement with HCRMC with respect to such sales and re-leasing activities, including risks relating to the following:

•	the Company’s ability to identify potential new owners and/or operators and negotiate and consummate sales or re-leasing transactions on terms acceptable to the Company;

•	HCRMC’s ability and willingness to cooperate with the transfer of facility operations to new owners and/or operators; and

•	constraints on the transfer of healthcare properties, including licensing and regulatory requirements and Medicare and Medicaid provider arrangements.

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

•	our ability to pay dividends and the tax treatment of such dividends for our stockholders;

•	the loss of key personnel;

•	our ability to qualify or maintain our status as a real estate investment trust (“REIT”);

•	the ability to achieve some or all of the benefits that we expect to achieve from the Spin‑Off (defined below) or to successfully operate as an independent, publicly‑traded company;

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

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP on a consolidated basis after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. Before the completion of the separation, the QCP Business was operated through subsidiaries of HCP, which operates as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). QCP has operated and expects to continue to operate as a REIT under the applicable provisions of the Code, commencing with its initial taxable year ended December 31, 2016. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income. If we determine to maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

As of September 30, 2017, the Properties consisted of 257 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building. The Properties are primarily located in Pennsylvania, Illinois, Ohio, Florida and Michigan. As of September 30, 2017, 292 of the 320 properties were leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The Master Lease properties are leased to HCRMC’s wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of HCR III’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC.

The Master Lease is structured as a triple‑net lease, in which HCRMC, either directly or through its affiliates and sublessees, operates the properties and is responsible for all operating costs associated with the properties, including the payment of property taxes, insurance and repairs, and providing indemnities to us against liabilities associated with the operation of the properties. HCR III is required to expend a minimum amount during each lease year for capital projects (as defined in the Master Lease), which, as of September 30, 2017, is equal to approximately $31 million for all of the HCRMC Properties in the aggregate. As part of the HCRMC Lease Amendment (defined in “—Portfolio Overview” below) effective April 1, 2015,  we agreed to provide HCR III, upon HCR III’s request, through April 1, 2019 amounts to fund Capital Addition Costs (as defined in the Master Lease) approved by us, in our reasonable discretion. Such amounts may not exceed $100 million in the aggregate, nor may HCR III request more than $50 million in any single lease year. See “—Liquidity and Capital Resources—Capital Expenditures” for additional information.

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

We initially lacked certain non‑management administrative capabilities, and accordingly, we entered into an agreement pursuant to which HCP will provide certain administrative and support services to us on a transitional basis (the “Transition Services Agreement”), which is customary for a transaction such as the Spin‑Off, expiring on the earlier of October 31, 2017 or completion of all services to be provided by HCP under the agreement, unless extended or earlier terminated. As of October 31, 2017,  we completed the transition of these services to QCP’s operating platform.

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

We discuss and provide our analysis in the following order:

•	Portfolio overview;

•	Results of operations;

•	HCRMC financial information;

•	Liquidity and capital resources;

•	Dividends;

•	Contractual obligations;

•	Off‑balance sheet arrangements;

•	Inflation;

•	Non-GAAP financial measures;

•	Critical accounting policies; and

•	Recent accounting pronouncements.

PORTFOLIO OVERVIEW

As of September 30, 2017,  our portfolio consisted of 320 properties as follows:

Operator	Property Type	Property Count	Operating Beds/Units(1)	Occupancy %(1)
HCRMC	Post-acute/skilled	232	30,786	81.6
	Senior housing	60	4,208	80.4
Tandem Consulate Health Care	Post-acute/skilled	9	932	89.8
Covenant Care	Post-acute/skilled/ Senior housing	12	1,261	73.1
Genesis HealthCare	Post-acute/skilled/ Senior housing	5	477	68.9
Remaining	Hospital/ Medical office	2	37 Beds/ 88,000 Sq. Ft.	N/A
Total		320

(1)	Data was derived by us solely from information provided to us by the operators.

Master Lease with HCRMC including an Event of Default, Lease Modifications and Related Impairments

The Company derived 87% and 91% of its total revenues for the three and nine months ended September 30, 2017, respectively, from the 292 properties leased to HCRMC under the Master Lease and operated by HCRMC through HCR III.  See “—HCRMC Financial Information” below for more information on HCRMC’s financial results.

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

During 2015, 22 of the 50 non‑strategic property sales were completed for $218.8 million. As of December 31, 2015, the remaining 28 properties that had not yet been sold were classified as real estate and related assets held for sale. During 2015, we recognized an impairment charge of $47.1 million related to the anticipated sale of the 50 non‑strategic properties based on the projected sales price. During 2016, we completed an additional 21 of the 50 non‑strategic property sales and sold one additional HCRMC property, generating proceeds of $114.6 million, with the remaining seven properties classified as real estate and related assets held for sale as of December 31, 2016. The seven remaining non‑strategic properties were sold in the first quarter of 2017 for an aggregate amount of $19.3 million. During 2016, we recognized an additional impairment charge of $21.4 million related to the 18 properties held for sale as of September 30, 2016. We received all of the proceeds from the property sales.

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

On August 17, 2017, QCP commenced an action in the Superior Court of the State of California for the County of Los Angeles (the “Court”) to appoint an independent receiver for its skilled nursing and assisted living/memory care facilities as contemplated by the Master Lease after an Event of Default by HCR ManorCare.  The independent receiver would not be affiliated with either QCP or HCR ManorCare and would provide oversight and seek to preserve the value of the HCRMC Properties. QCP intends to work with the independent receiver, if appointed by the Court, to transition the HCRMC Properties to new owners and/or operators.

On September 25, October 19 and November 2, 2017, QCP announced that it had agreed with HCR ManorCare to extend the deadline for HCR ManorCare's response to QCP's receivership complaint to October 18, November 1 and December 1, 2017, respectively, in each case subject to Court approval (which was granted), to allow for the continuation of workout discussions, including with respect to the sale or re-leasing of any of the HCRMC Properties.  HCR ManorCare continues to be in default under the Master Lease. HCR ManorCare has paid approximately $17.6 million and  $21.0 million in rent for September and October 2017, respectively. Over $446 million in rent and other obligations continue to be immediately due and payable under the Master Lease.

As of June 30, 2017, in connection with management’s belief that an Event of Default was imminent and the closing of our fiscal quarter,  the Company expected to have the ability to sell or re-lease any HCRMC Property unencumbered by the Master Lease. This resulted in a reduction in the expected holding period of certain properties, which resulted in impairment charges as discussed below.

During the three and nine months ended September 30, 2017, the Company recognized impairment charges of $9.9 million and $392.0 million, respectively, related to certain skilled nursing properties classified as held for use.  The properties were determined to be impaired in connection with the closing of the respective quarter under the recoverability test because the carrying value of the respective properties exceeded the expected undiscounted cash flows over the estimated holding period for the respective properties, due to a reduction in the expected holding period for the properties and the continued financial deterioration of the post-acute/skilled nursing sector. The impairment charges are equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties. If the post-acute/skilled nursing sector and, in particular, the operating results of HCRMC, continue to decline, our remaining properties may lose value and we may recognize additional impairments in the near term.

The Company incurred legal, advisory and diligence costs related to its restructuring and workout discussions with HCRMC totaling $5.5 million and $13.4 million during the three and nine months ended September 30, 2017, respectively. During the first quarter of 2017, the Company collected an impound deposit of $4.0 million from HCR

ManorCare for real estate taxes and insurance as a result of HCR ManorCare not meeting certain covenant requirements, which amount was returned in connection with entering into the Agreement.

Tenant Purchase Options

On May 30, 2017, the Company and Tandem Health Care, LLC (“Tandem”), a tenant with an option to purchase the nine properties it leases from us at a favorable purchase price, entered into a lease amendment extending the option expiration date from May 31, 2017 to July 31, 2017 and increasing the purchase price. If exercised, the Company would forego approximately $7.5 million in annual rent in exchange for the approximate $81.7 million purchase price, which proceeds the Company would expect to use to repay outstanding debt. In connection with entering into the amendment, the Company collected a $1.0 million nonrefundable deposit from Tandem, which amount would be applied towards the purchase price upon option exercise. On July 31, 2017, Tandem exercised their purchase option, paying an additional $0.5 million nonrefundable deposit to be applied towards the purchase price, with closing no later than October 4, 2017. On October 4, 2017, the Company and Tandem entered into a lease amendment extending the closing date to potentially as late as January 4, 2018, subject to the receipt of certain nonrefundable extension fees and deposits. On October 5 and 23, 2017, Tandem paid a $1.0 million nonrefundable extension fee and a $1.0 million extension deposit, respectively, to extend the closing date to December 5, 2017, with the right to further extend the closing date to January 4, 2018 upon payment of an additional $1.0 million nonrefundable extension fee by November 30, 2017.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Results for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended
	September 30,		Change
	2017	2016	$
Revenues:
Rental and related revenues	$55,690	$123,280	$(67,590)
Tenant recoveries	310	387	(77)
Total revenues	56,000	123,667	(67,667)
Costs and expenses:
Depreciation and amortization	31,440	35,879	(4,439)
Operating	606	1,032	(426)
General and administrative	6,991	7,131	(140)
Restructuring costs	5,475	—	5,475
Interest	35,134	—	35,134
Impairments	9,910	21,145	(11,235)
Total costs and expenses	89,556	65,187	24,369
Other income:
Other income, net	277	213	64
Total other income, net	277	213	64
(Loss) income before income taxes	(33,279)	58,693	(91,972)
Income tax expense	(799)	(5,173)	4,374
Net (loss) income and comprehensive (loss) income	(34,078)	53,520	(87,598)
Noncontrolling interests' share in earnings	(20)	—	(20)
Net (loss) income and comprehensive (loss) income attributable to the Company	(34,098)	53,520	(87,618)
Less: preferred share dividends	(60)	—	(60)
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(34,158)	$53,520	$(87,678)

Total revenues.  Total revenues decreased by $67.7 million to $56.0 million for the three months ended September 30, 2017 primarily due to a $69.6 million aggregate underpayment of rent due under the Master Lease for the

2017 period. This decrease was partially offset by a net $1.9 million increase primarily from rent escalations under the Master Lease, net of reductions related to the sale of 28 non‑strategic properties and one additional property during 2017 and 2016.

Depreciation and amortization expense.  Depreciation and amortization expense decreased by $4.4 million to $31.4 million for the three months ended September 30, 2017 primarily due to reductions related to lower depreciable bases of properties that were impaired during the fourth quarter of 2016 and the second quarter of 2017.

Restructuring costs.  Restructuring costs of $5.5 million incurred during the three months ended September 30, 2017 consist primarily of legal, advisory and diligence costs related to the Company’s restructuring and workout discussions with HCRMC.

Interest.    During the three months ended September 30, 2017, we incurred interest expense of $35.1 million primarily related to the indebtedness incurred in connection with the Spin-Off, which was completed on October 31, 2016. There was no debt outstanding during the three months ended September 30, 2016.

Impairments.    During the three months ended September 30, 2017, we recognized an impairment charge of $9.9 million related to certain properties classified as held for use. During the three months ended September 30, 2016, we recognized an impairment charge of $21.1 million related to 18 properties classified as held for sale.  The properties were determined to be impaired and the impairment charge is equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties classified as held for use or the projected sales price less costs to sell of the respective properties classified as held for sale (see Note 4 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Income tax expense.  Income tax expense decreased by $4.4 million to $0.8 million for the three months ended September 30, 2017. The decrease is primarily the result of increasing deferred tax liabilities by $5.0 million, representing an adjustment to our estimated potential exposure to state built‑in gain tax from determining that we may sell assets during the next five years, during the three months ended September 30, 2016 (see Note 8 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report), with no such expense incurred during the 2017 period.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Results for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended
	September 30,		Change
	2017	2016	$
Revenues:
Rental and related revenues	$246,876	$366,455	$(119,579)
Tenant recoveries	1,064	1,149	(85)
Total revenues	247,940	367,604	(119,664)
Costs and expenses:
Depreciation and amortization	100,300	129,870	(29,570)
Operating	2,139	3,056	(917)
General and administrative	20,486	16,359	4,127
Restructuring costs	13,358	—	13,358
Interest	104,799	—	104,799
Impairments	391,959	21,145	370,814
Total costs and expenses	633,041	170,430	462,611
Other income:
Gain on sales of real estate	3,283	6,460	(3,177)
Other income, net	402	255	147
Total other income, net	3,685	6,715	(3,030)
(Loss) income before income taxes	(381,416)	203,889	(585,305)
Income tax expense	(1,299)	(18,014)	16,715
Net (loss) income and comprehensive (loss) income	(382,715)	185,875	(568,590)
Noncontrolling interests' share in earnings	(61)	—	(61)
Net (loss) income and comprehensive (loss) income attributable to the Company	(382,776)	185,875	(568,651)
Less: preferred share dividends	(232)	—	(232)
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(383,008)	$185,875	$(568,883)

Total revenues.  Total revenues decreased by $119.7 million to $247.9 million for the nine months ended September 30, 2017 primarily due to a  $126.2 million aggregate reduction/deferral/underpayment of rent due under the Master Lease for the 2017  period. This decrease was partially offset by a net $6.5 million increase primarily from rent escalations under the Master Lease, net of reductions related to the sale of 28 non‑strategic properties and one additional property during 2017 and 2016.

Depreciation and amortization expense.  Depreciation and amortization expense decreased by $29.6 million to $100.3 million for the nine months ended September 30, 2017 primarily due to reductions related to depreciable assets with estimated useful lives of five years becoming fully depreciated in the first quarter of 2016 and reductions related to lower depreciable bases of properties that were impaired during the fourth quarter of 2016 and the second quarter of 2017.

General and administrative expenses.  General and administrative expenses increased by $4.1 million to $20.5 million for the nine months ended September 30, 2017 primarily due to additional compensation-related and other costs being incurred by the Company on a stand-alone basis after the Spin-Off.

Restructuring costs.  Restructuring costs of $13.4 million incurred during the nine months ended September 30, 2017 consist primarily of legal, advisory and diligence costs related to the Company’s restructuring and workout discussions with HCRMC.

Interest.    During the nine months ended September 30, 2017, we incurred interest expense of $104.8 million primarily related to the indebtedness incurred in connection with the Spin-Off, which was completed on October 31, 2016. There was no debt outstanding during the nine months ended September 30, 2016.

Impairments.  During the nine months ended September 30, 2017, we recognized impairment charges totaling $392.0 million related to certain properties classified as held for use. During the nine months ended September 30, 2016, we recognized an impairment charge of $21.1 million related to 18 properties classified as held for sale. The properties were determined to be impaired and the impairment charge for each period is equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties classified as held for use or the projected sales price less costs to sell of the respective properties classified as held for sale (see Note 4 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Gain on sales of real estate.  During the nine months ended September 30, 2017, we recognized a gain of $3.3 million from the sale of seven non‑strategic properties. During the nine months ended September 30, 2016, we recognized a gain of $6.5 million from the sale of 11 non-strategic properties.

Income tax expense.  Income tax expense decreased by  $16.7 million to $1.3 million for the nine months ended September 30, 2017. The decrease is primarily the result of recognizing deferred tax liabilities of $17.4 million, representing our estimated potential exposure to state built‑in gain tax from determining that we may sell assets during the next five years, during the nine months ended September 30, 2016 (see Note 8 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report), with no such expense incurred during the 2017 period.

HCRMC FINANCIAL INFORMATION

HCRMC is our principal operator and lessee, representing approximately 87% and 91% of our total revenues for the three and nine months ended September 30, 2017, respectively. HCRMC, along with other post-acute/skilled nursing operators, has been and continues to be adversely impacted by a challenging operating environment in the post-acute/skilled nursing sector, which has put downward pressure on revenues and operating income. Ongoing trends in the post-acute/skilled nursing sector include, but are not limited to the following:

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

•	Increased regulatory scrutiny on government reimbursements; and

•	Increased wage pressure from tightening labor markets.

In addition to the industry trends, HCRMC’s recent performance has been impacted by, among other things, the following:

•	HCRMC’s exit from 50 non-strategic properties;

•	Certain costs and expenses related to HCRMC’s restructuring initiatives; and

•

In April 2015, the U.S. Department of Justice (“DOJ”) filed a civil complaint against HCRMC for alleged false claims related to Medicare reimbursement. HCRMC continues to defend against the complaint and is incurring associated legal and regulatory defense costs, which were approximately $11 million and $9 million for 2016 and 2015, respectively, and approximately $13 million for the nine months ended September 30,  2017.  See Note 7. “Commitments and Contingencies—Legal Proceedings related to HCRMC” and Note 11. “Subsequent Events—Legal Proceedings related to HCRMC” to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Due to the above-described factors, among others, HCRMC’s performance continued to deteriorate in 2015, 2016 and 2017, despite the amendment reducing annual rent due under the Master Lease effective April 2015 and subsequent rent relief and forbearance. As a result of the continued financial deterioration and nonpayment of total rent obligations due,  on July 7, 2017, we delivered to HCRMC a notice of default under the Master Lease (see “—Portfolio Overview” above for more information).

HCRMC’s continued financial deterioration has resulted in eroded operating margins and lease and fixed charge coverages, as indicated below (all HCRMC data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC):

•

On a trailing 12-month basis, normalized earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) declined from $427.0 million for the period ended June 30, 2017 to $390.2 million for the period ended September 30, 2017.

•	On a trailing 12-month basis, normalized fixed charge coverage (“FCC”) declined from 0.87x for the period ended June 30, 2017 to 0.80x for the period ended September 30, 2017.

•

On a trailing 12-month basis, facility (excluding corporate items and non-QCP properties) cash flow coverage (“CFC”) declined from 0.76x for the period ended June 30, 2017 to 0.69x for the period ended September 30, 2017, net of the impact of the sale of negatively performing non-strategic properties.

•	Operating results for 2017 are trending significantly downward when compared to the historical results for 2016.

•

The report of HCRMC’s independent auditors in its year-end 2016 financial statements included in the Annual Report includes a “going concern” exception, which indicates substantial doubt about HCRMC’s ability to continue as a going concern, resulting from recurring losses and negative working capital. In July 2017, HCRMC indicated that they financed debt that was in default with a new facility. As of September 30, 2017, HCRMC had $550 million of outstanding indebtedness under their new facility that matures in July 2018.

For a more detailed description of risks we are subject to due to our dependence on HCRMC, including adverse business and financial conditions and developments, see Part I, Item 1A. “Risk Factors—Risks Related to Our Business” in the Annual Report.

The following tables summarize HCRMC’s reported consolidated financial information (in millions)(1):

	September 30,	December 31,
	2017	2016
Real estate and other property, net	$2,465.9	$2,534.6
Cash and cash equivalents	177.5	130.6
Goodwill, intangible and other assets, net	1,640.4	1,602.3
Total assets	$4,283.8	$4,267.5
Debt and financing obligations	$5,958.0	$5,726.3
Accounts payable, accrued liabilities and other	1,137.7	1,170.1
Redeemable preferred stock	2.1	2.1
Total deficit	(2,814.0)	(2,631.0)
Total liabilities and equity	$4,283.8	$4,267.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$925.2	$951.4	$2,809.9	$2,893.6
Operating, general and administrative expense	(846.7)	(838.8)	(2,537.7)	(2,527.4)
Depreciation and amortization expense	(32.4)	(32.5)	(96.6)	(97.6)
Interest expense	(123.2)	(114.8)	(349.9)	(345.0)
Other income, net	3.1	5.4	10.0	13.7
Loss on debt extinguishment	(4.4)	—	(4.4)	—
Loss on disposal of assets	(0.2)	(10.0)	(2.3)	(12.6)
Impairment	(14.8)	—	(14.8)	(6.0)
Loss from continuing operations before income tax benefit	(93.4)	(39.3)	(185.8)	(81.3)
Income tax (expense) benefit	(0.8)	0.6	3.2	8.8
Loss from continuing operations	(94.2)	(38.7)	(182.6)	(72.5)
Loss from discontinued operations, net of taxes	—	—	(0.1)	—
Net loss	$(94.2)	$(38.7)	$(182.7)	$(72.5)

(1)	All data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC.

The following table summarizes HCRMC’s reported operating results on a trailing 12-month basis (in millions)(1):

	Trailing 12 Months Ended
	September 30,	June 30,
	2017	2017
HCRMC Results of Operations
Revenues	$3,759.0	$3,785.2
Operating and general and administrative expenses	(3,384.9)	(3,376.9)
Depreciation and amortization expense	(128.5)	(128.8)
Asset impairment(2)	(1,956.2)	(1,941.4)
(Loss) income before other (expenses) income and income taxes	(1,710.6)	(1,661.9)
Interest expense	(463.5)	(455.1)
Gain (loss) on disposal of assets	1.5	(8.4)
Equity in earnings, interest income and other	12.8	15.4
Loss from continuing operations before income taxes	(2,159.8)	(2,110.0)
Income tax expense	(1,109.1)	(1,105.1)
Loss from continuing operations	(3,268.9)	(3,215.1)
Loss from discontinued operations:
Facility EBITDARM	—	(0.1)
Other income, net of taxes	—	—
Loss from discontinued operations	—	(0.1)
Net loss	$(3,268.9)	$(3,215.2)
EBITDAR and FCC Calculation
Revenues	$3,759.0	$3,785.2
Operating and general and administrative expenses	(3,384.9)	(3,376.9)
Impairment	(14.8)	—
Equity in earnings, interest income and other	12.8	15.4
Facility EBITDARM from discontinued operations	—	(0.1)
Other adjustments	3.3	3.4
EBITDAR	375.4	427.0
Normalizing adjustments(3)	14.8	—
Normalized EBITDAR	$390.2	$427.0
Fixed charges:
Cash rent(4)	$468.8	$467.0
Interest expense - term loan and other	19.6	23.0
Total fixed charges	$488.4	$490.0
As Reported FCC(5)	0.77x	0.87x
Normalized FCC(5)	0.80x	0.87x

Facility Level Coverage
Facility EBITDAR(6)	$299.7	$327.9
Facility CFC(7)	0.69x	0.76x

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

(2)	Primarily relates to the impairment of goodwill.

(3)	Relates to a non-cash impairment charge that is excluded for the purposes of calculating normalized FCC.

(4)

Cash rent for purposes of calculating the coverage ratios is not reduced by the $69.6 million aggregate rent underpayment for July, August and September 2017, the $46.5 million aggregate rent deferral for April, May and June 2017, the $10 million rent reduction for January 2017, and the $20 million aggregate rent reduction for November and December 2016.

(5)

Represents EBITDAR (as reported FCC) or normalized EBITDAR (normalized FCC) divided by total fixed charges. EBITDAR for the trailing 12 months ended September 30, 2017 and June 30, 2017 includes losses of $9.3 million and $15.5 million, respectively, related to the 50 non-strategic assets sold.

(6)	Includes an imputed management fee of 4%.

(7)

For purposes of calculating Facility CFC, cash rent is not reduced by the $69.6 million aggregate rent underpayment for July, August and September 2017 and the $46.5 million aggregate rent deferral for April, May and June 2017, but is reduced by the $10 million rent reduction for January 2017 and the $20 million aggregate rent reduction for November and December 2016.

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

Cash and cash equivalents were $312.0 million and $126.2 million at September  30, 2017 and December 31, 2016, respectively, representing an increase of $185.8 million. The following table sets forth changes in our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2017	2016	Change
Net cash provided by operating activities	$122,980	$440,677	$(317,697)
Net cash provided by (used in) investing activities	$20,574	$(30,966)	$51,540
Net cash provided by (used in) financing activities	$42,230	$(412,242)	$454,472

Net cash provided by operating activities decreased by $317.7 million for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease was primarily the result of the following: (i) $91.6 million of cash received from the settlement of a portion of the Tranche A DRO in the 2016 period,  (ii) a  $126.2 million aggregate reduction/deferral/underpayment of rent paid under the Master Lease in the 2017 period,  (iii) a $16.7 million increase in income taxes paid, and (iv) $83.6 million of interest paid in the 2017 period.

Net cash provided by (used in) investing activities increased by $51.5 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily the result of $106.6 million from (i) the purchase of two HCRMC Properties during 2016 (the proceeds of which were used by HCRMC to settle a portion of the Tranche A DRO described above) and (ii) the investment in a memory care property in 2016. This increase was partially offset by the following: (i) a $41.5 million decrease in proceeds received from the sale of properties in the 2017 period compared to the 2016 period and (ii) a decrease in restricted cash of $14.5 million recognized during the 2016 period.

Net cash provided by (used in) financing activities increased by $454.5 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to the following: (i) a $413.4 million decrease in net distributions to parent (none in the 2017 period since after the October 31, 2016 Spin-Off date) and (ii) $50.0 million in proceeds from issuance of debt received during the 2017 period. This increase was partially offset by $7.5 million in repayments of debt in the 2017 period.

Deferred Rent Obligation

In addition to the fixed annual rent under the Master Lease, in 2015 we received a DRO from HCR III equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million. HCR III made rental payments on Tranche A equal to 6.9% of the outstanding amount (representing $19 million) for the initial lease year until the entire Tranche A DRO was paid in full in March 2016 in connection with the nine aggregate property purchases. We recognized the 6.9% Tranche A rental payments in rental and related revenues when earned and included the Tranche A DRO in our calculation of straight‑line rent. As properties were acquired from HCRMC, the straight‑line rent calculation was adjusted to reflect the corresponding partial settlement of the Tranche A DRO. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and annually for the remainder of its term. The Tranche B DRO is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. See “—Portfolio Overview” for a discussion of the impact of the Event of Default on the Tranche B DRO. The HCRMC Lease Amendment also imposes certain restrictions on HCR III and HCRMC until the Tranche B DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC. The outstanding principal balance of the Tranche B DRO was $265.2 million as of September 30, 2017. The Tranche B DRO is being accounted for as a minimum lease rental payment and was initially included in our straight‑line rent calculation. The annual escalations of the principal balance are considered variable lease rental payments, as the Tranche B DRO is prepayable at the option of HCRMC, and as such, are not included in our straight‑line rent calculation. As a result of placing the Master Lease on nonaccrual status, we further evaluated the carrying amount of our straight-line rent receivables and determined that it was impaired at December 31, 2015 (see Note 3 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

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

After the consummation of the Spin‑Off and related transactions, we are highly levered. As of September 30, 2017, we had outstanding approximately $1.8 billion face value of aggregate indebtedness. Our total debt is comprised of the senior secured notes, the senior secured term loan and any outstanding borrowings under the senior secured revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt as of September 30, 2017 consisted of the following (in thousands):

			Principal	Net
	Interest	Maturity	Balance	Balance
Debt	Rate	Date	Outstanding	Outstanding(3)
Senior secured revolving credit facility(1)	Floating	October 31, 2021	$75,000	$75,000
Senior secured term loan(2)	Floating	October 31, 2022	992,500	954,659
Senior secured notes	8.125%	November 1, 2023	750,000	732,702
Total			$1,817,500	$1,762,361

(1)	The interest rate was 6.49% as of September 30, 2017. Remaining availability under the facility was $25.0 million as of September 30, 2017.
(2)	The interest rate was 6.49% as of September 30, 2017.
(3)	Net of discounts and deferred financing costs, except those related to the revolving credit facility.

Covenants

Our secured debt agreements contain certain customary affirmative covenants, including maintaining a minimum debt service coverage ratio (discussed below), negative covenants, including limitations on the incurrence of additional debt, issuance of preferred shares, payment of dividends and sale of properties, and events of default. As of September 30, 2017, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under its debt agreements.

Our senior secured term loan requires our debt service coverage ratio (“DSCR”), as defined in the term loan as the ratio of Specified EBITDA (as defined in the term loan as principally HCRMC’s Tenant EBITDAR) to consolidated debt service charges (as defined in the term loan), to be not less than 1.75 to 1 as of the last day of any four-quarter period. The DSCR at March 31, June 30 and September 30, 2017 was 2.27x,  2.17x and 1.93x, respectively. Upon a Material Amendment (as defined in the term loan) of the Master Lease, our DSCR covenant will be measured on QCP’s Consolidated EBITDA (as defined in the term loan)  and will no longer be directly tied to HCRMC’s Tenant EBITDAR.

The Company may elect to use a portion of its cash on hand ($312.0 million as of September 30, 2017) to repay a portion of its outstanding indebtedness as a means to improve the DSCR coverage.

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

Preferred Stock

Our charter authorizes the issuance of up to 50,000,000 shares of our preferred stock, par value $0.01 per share. Prior to the Spin‑Off, we issued 2,000 shares of Class A Preferred Stock with an aggregate liquidation preference of $2 million to HCP, which it later sold to institutional investors following the completion of the Spin-Off. The Class A Preferred Stock ranks prior to our common stock with respect to the payment of dividends and distributions upon liquidation, dissolution or winding up. The Class A Preferred Stock entitles the holders thereof to cumulative cash dividends in an amount equal to 12% per annum of the aggregate liquidation preference, payable quarterly. Pursuant to the terms of the Preferred Stock, we may, at our option at any time on or after October 14, 2017, redeem the Class A Preferred Stock at any time in whole, or from time to time in part, for cash at a price per share equal to the liquidation preference, plus any accumulated, accrued and unpaid dividends, to, but excluding, the date of redemption. Due to their contingent redeemability upon a Change of Control (as defined in the Articles Supplementary relating thereto) and redeemability at the stockholder’s option after the seventh anniversary, the Class A Preferred Stock is classified as redeemable preferred stock within mezzanine equity (outside of permanent equity) in the consolidated balance sheets.

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

The Company recorded total stock-based compensation expense related to the restricted stock units,  options and performance-based stock awards of $2.0 million and $5.8 million during the three and nine months ended September 30, 2017, respectively, which is included within general and administrative expense in the combined consolidated statements of operations and comprehensive (loss) income.

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

As part of the HCRMC Lease Amendment effective April 1, 2015, we agreed to provide HCR III, upon HCR III’s request, through April 1, 2019 amounts to fund Capital Additions Costs (as defined in the Master Lease) approved by us, in our reasonable discretion. Such amounts may not to exceed $100 million in the aggregate (“Capital Addition Financing”), nor may HCR III request more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through September 30, 2017, we have provided approximately $2.8 million in Capital Addition Financing, with no such funding during 2017.

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

Due to our lack of REIT taxable income following the Spin-Off and the ongoing financial difficulties experienced by our primary tenant, HCRMC, we have not declared a dividend on our common shares since the Spin-Off.

CONTRACTUAL OBLIGATIONS

The following table summarizes our material contractual obligations and commitments at September 30, 2017, by year through initial maturities, excluding any debt premiums, discounts or issuance costs (in thousands):

	2017	2018-2019	2020-2021	After 2021	Total
Senior secured term loan	$2,500	$20,000	$20,000	$950,000	$992,500
Senior secured revolving credit facility	—	—	75,000	—	75,000
Senior secured notes	—	—	—	750,000	750,000
Interest(1)	48,233	261,354	257,876	173,890	741,353
Total contractual obligations and commitments(2)	$50,733	$281,354	$352,876	$1,873,890	$2,558,853

(1)	Interest on variable-rate debt is calculated using rates in effect at September 30, 2017.

(2)	This table excludes the Capital Addition Financing pursuant to the Master Lease as the timing and amount of payments are uncertain.

OFF‑BALANCE SHEET ARRANGEMENTS

We own an equity interest in HCRMC, which is deemed an unconsolidated variable interest entity (“VIE”) as described in Note 2 to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report.  Our risk of loss with respect to this VIE is generally limited to our investment in the VIE and any outstanding loans receivable from the VIE. As of September 30, 2017, the carrying value of our investment in HCRMC was zero.

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

The following table reconciles net income attributable to common shareholders, the most directly comparable GAAP financial measure, to FFO, FFO as adjusted and FAD (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common shareholders	$(34,158)	$53,520	$(383,008)	$185,875
Depreciation and amortization	31,440	35,879	100,300	129,870
Gain on sales of real estate	—	—	(3,283)	(6,460)
Taxes associated with real estate disposition(1)	—	4,970	—	17,398
Impairments of real estate	9,910	21,145	391,959	21,145
FFO	$7,192	$115,514	$105,968	$347,828
Restructuring costs	5,475	—	13,358	—
Severance‑related charges	—	3,494	—	3,494
FFO as adjusted	$12,667	$119,008	$119,326	$351,322
Straight‑line rents	240	122	583	225
Amortization of right of use assets and market lease intangibles	43	51	141	150
Amortization of deferred financing costs	2,323	—	8,379	—
Stock-based compensation expense	1,965	—	5,838	—
FAD	$17,238	$119,181	$134,267	$351,697

(1)

For the three and nine months ended September 30, 2016, we recognized a deferred tax liability and related income tax expense of $5.0 million and $17.4 million, respectively, representing our estimated potential exposure to state built‑in gain tax resulting from the determination that we may sell our HCRMC assets prior to satisfying the 10‑year holding requirement.

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

The following table reconciles net income attributable to common shareholders, the most directly comparable GAAP financial measure, to NOI and Adjusted NOI (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common shareholders	$(34,158)	$53,520	$(383,008)	$185,875
Depreciation and amortization	31,440	35,879	100,300	129,870
General and administrative	6,991	7,131	20,486	16,359
Restructuring costs	5,475	—	13,358	—
Interest expense	35,134	—	104,799	—
Impairments	9,910	21,145	391,959	21,145
Gain on sales of real estate	—	—	(3,283)	(6,460)
Other income, net	(277)	(213)	(402)	(255)
Income tax expense	799	5,173	1,299	18,014
NOI	$55,314	$122,635	$245,508	$364,548
Non‑cash adjustments to NOI
Straight‑line rents	240	122	583	225
Amortization of right of use assets and market lease intangibles	43	51	141	150
Adjusted NOI	$55,597	$122,808	$246,232	$364,923

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

The following table reconciles net income attributable to common shareholders, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common shareholders	$(34,158)	$53,520	$(383,008)	$185,875
Interest expense	35,134	—	104,799	—
Income tax expense	799	5,173	1,299	18,014
Depreciation and amortization	31,440	35,879	100,300	129,870
EBITDA	$33,215	$94,572	$(176,610)	$333,759
Gain on sales of real estate	—	—	(3,283)	(6,460)
Impairments	9,910	21,145	391,959	21,145
Severance‑related charges	—	3,494	—	3,494
Restructuring costs	5,475	—	13,358	—
Adjusted EBITDA	$48,600	$119,211	$225,424	$351,938

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Concentration of Risk

Substantially all of our properties are leased to HCR III, consisting of 232 post‑acute/skilled nursing properties and 60 memory care/assisted living properties as of September 30, 2017, pursuant to the Master Lease. The Master Lease is structured as a triple‑net lease, in which HCR III, either directly or through its affiliates and sublessees, operates and manages the properties thereunder and is responsible for all operating costs associated with the HCRMC Properties, including the payment of taxes, insurance and all repairs, and providing indemnities to us against liabilities associated with the operation of the HCRMC Properties. In addition, all obligations under the Master Lease are guaranteed by HCRMC, the parent of HCR III. As our revenues predominantly consist of rental payments under the Master Lease, we are dependent on HCRMC for substantially all of our revenues. Consequently, any material decline in HCRMC’s business is likely to have a material adverse effect on our business as well.  On July 7, 2017, we delivered to HCRMC a notice of default under the Master Lease (see “—Portfolio Overview” above for more information).

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

An increase in interest rates would increase our annual interest expense. A 0.125% change to the interest rate of the variable-rate indebtedness, including the senior secured term loan and the senior secured revolving credit facility, would change annual interest expense by approximately $1.3 million, based on the outstanding debt at September 30, 2017. An increase in interest rates could make future financing by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Except as contained in Note 7. “Commitments and Contingencies—Legal Proceedings related to HCRMC”  and “—Legal Proceedings related to HCP” and Note 11. “Subsequent Events—Legal Proceedings related to HCRMC” to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to record a liability when a loss is considered probable and the amount can be reasonably estimated and to expense legal costs as they are incurred. The information contained in Note 7. “Commitments and Contingencies—Legal Proceedings related to HCRMC”  and “—Legal Proceedings related to HCP” and Note 11. “Subsequent Events—Legal Proceedings related to HCRMC” to the combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated by reference in this Part II, Item 1.

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

Date: November 9, 2017	QUALITY CARE PROPERTIES, INC.

/s/ C. MARC RICHARDS
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)