Form 10-K
period 2017-12-31
QUALITY CARE PROPERTIES, INC.
filed 2018-03-08
CIK 1677203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asking price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1.8 billion.

As of February 28, 2018, there were 93,809,524 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report as noted herein.

QUALITY CARE PROPERTIES, INC.

Annual Report on Form 10-K

December 31, 2017

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to Quality Care Properties, Inc. (“QCP”) after giving effect to the transfer of assets and liabilities from HCP, Inc. (“HCP”) as well as to the QCP Business (defined below).

Cautionary Language Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K (“Annual Report”) that are not historical statements of fact may be deemed “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our intent, belief or expectations, including, but not limited to, statements regarding: the HCRMC Bankruptcy (as defined below) and the HCRMC Transactions (as defined below); benefits of the Spin‑Off (as defined below); future financing plans, business strategies, growth prospects and operating and financial performance of QCP and its tenants and operators, including HCR ManorCare, Inc. (“HCRMC”); expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward‑looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward‑looking statements are reasonable, we can give no assurance that our expectations will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Annual Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•

our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including the effective implementation and success of management’s plan to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern (see Item 1. “Business—Going Concern Assessment” for more information);

•

the bankruptcy court in the HCRMC Bankruptcy may not approve the terms of the prepackaged plan of reorganization of HCRMC (the “Prepackaged Plan”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), pursuant to the plan sponsor agreement, dated March 2, 2018 (the “Plan Sponsor Agreement”), by and among HCRMC, QCP, HCP Mezzanine Lender, LP, a wholly owned subsidiary of QCP, and certain lessor subsidiaries of QCP;

•

our ability to consummate the transactions contemplated by the Plan Sponsor Agreement (collectively, the “HCRMC Transactions”) and satisfy closing conditions, including state licensing and bankruptcy court approval;

•	the consequences to QCP if the HCRMC Transactions are not consummated, including risks related to the following:
•	the commencement of non-consensual chapter 11 proceedings for HCR III Healthcare, LLC (“HCR III”) or other subsidiaries of HCRMC and rejection of the Master Lease in such chapter 11 proceedings;

•	our ability to enforce remedies under the Master Lease (or the guaranty thereof) and the costs associated with enforcing such remedies;

•	we may elect to terminate the Master Lease with respect to any or all of the HCRMC Properties, which may result in an event of default under our secured debt agreements;

•

if we terminate the Master Lease with respect to any or all of the HCRMC Properties, our ability to sell or re-lease HCRMC Properties, including as a result of the automatic stay provisions of the U.S.

Bankruptcy Code in the event that HCR III and/or other subsidiaries of HCRMC were to commence their own chapter 11 bankruptcy proceedings;

•

restrictions imposed by HCRMC’s credit facility, dated as of July 17, 2017 with RD Credit, LLC, as administrative agent and collateral agent, as amended (the “Centerbridge Facility”), that infringe upon HCRMC’s ability to use cash flow generated by HCRMC entities other than HCR III (our tenant under the Master Lease) and its direct and indirect subsidiaries to meet its obligations to us under the guaranty of the Master Lease;

•	in the event of an appointment of an independent receiver for the HCRMC Properties, the ability of such receiver, if appointed, to preserve value and pay rent to us under the Master Lease; and

•	our ability to qualify or maintain our status as a real estate investment trust (“REIT”).

•	the consequences to QCP if the HCRMC Transactions are consummated, including risks related to the following:
•	successfully developing and executing a strategy to improve and/or restructure, in whole or in part, HCRMC’s business of providing skilled nursing, hospice and other ancillary services;
•	challenges in selling, remarketing or re-leasing our skilled nursing facilities (including those identified as non-core to our business) on terms favorable to us, or at all;
•

successfully restructuring our substantial debt and enhancing our and HCRMC’s capital structure, including our ability to extend or refinance HCRMC’s debt under the Centerbridge Facility, which is scheduled to mature on January 17, 2019;

•	our ability to retain the new HCRMC management or hire other executives and other employees following the consummation of the HCRMC Transactions; and
•	our ability to realize benefits from operating and being taxed as a C corporation in the probable event of a termination of our REIT status in connection with the HCRMC Transactions.
•	our ability to stay compliant with our debt covenants;

•

the impact of the “going concern” exception in the auditors’ opinion to HCRMC’s audited consolidated financial statements as of December 31, 2017 and 2016 and for the three years in the period ended December 31, 2017, resulting from recurring losses from operations, non-compliance with the terms of the Master Lease, and uncertainty regarding the ability to repay or refinance its credit agreement;

•	the continuing financial deterioration of HCRMC and the impact on our financial condition and results of operations;

•

HCR III and HCRMC may continue to fail to meet their obligations to us under the Master Lease and the guaranty thereof (unless such guaranty is terminated pursuant to the Plan Sponsor Agreement), whether or not HCRMC’s results of operations improve;

•

the financial condition and operations of our other existing and future tenants and operators, including potential bankruptcies and downturns in the businesses, and their legal and regulatory proceedings, which has resulted in uncertainties regarding our ability to realize the full benefit of such tenants’ and operators’ leases, including the recovery of any investments made by us in their operations, and which may result in further impairment charges with respect to underperforming facilities;

•

ongoing trends in the healthcare industry, including a shift away from a traditional fee‑for‑service model and increased penetration of government reimbursement programs with lower reimbursement rates,

average length of stay and average daily census, and increased competition in the industry, including for skilled management and other key personnel;

•

the effect on us, our tenants and operators of legislation and other legal requirements, including licensure, certification and inspection requirements, and laws addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements or fines for noncompliance;

•

the potential impact on us, our tenants and operators from current or future litigation matters, claims or investigations, including the possibility of larger than expected costs arising therefrom, adverse results and related developments;

•

competition for, and our ability to negotiate the same or better terms with and obtain regulatory approvals for, new tenants or operators if our existing tenants’ and operators’ leases are terminated or not renewed;

•	negative economic conditions in our geographies of operation;

•	uninsured or underinsured losses that our properties may experience and other unanticipated expenses, including environmental compliance costs and liabilities;

•	our non‑investment grade rating from credit rating agencies;

•	our ability, as a highly leveraged company, to manage our indebtedness level, changes in the terms of such indebtedness and changes in market interest rates;

•

covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially and adversely affect our business, financial position or results of operations;

•	our ability to pay dividends and the tax treatment of such dividends for our stockholders;

•	the loss of key personnel;

•

unexpected liabilities, disputes or other potential unfavorable effects related to our separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP, Inc. stockholders of record as of the close of business on October 24, 2016, the record date (the “Spin‑Off”); and

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

Part I

Explanatory Note

On March 2, 2018, we entered into a plan sponsor agreement (the “Plan Sponsor Agreement”) with HCRMC, HCP Mezzanine Lender, LP, a wholly owned subsidiary of QCP (“Purchaser”), and certain lessor subsidiaries of QCP. The Plan Sponsor Agreement contemplates that, among other things, pursuant to a prepackaged plan of reorganization of HCRMC (the “Prepackaged Plan”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), Purchaser will acquire all of the issued and outstanding capital stock of HCRMC, in exchange for the discharge under the Prepackaged Plan of all claims of QCP against HCRMC and its subsidiaries arising under HCRMC’s guaranty of the Master Lease. On March 4, 2018, as required by the Plan Sponsor Agreement, HCRMC filed a voluntary petition for reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “HCRMC Bankruptcy”). See Item 1. “Business—The HCRMC Transactions and the HCRMC Bankruptcy,” Item 1A. “Risk Factors—Risks Related to the HCRMC Transactions and the HCRMC Bankruptcy” and Note 14. “Subsequent Events” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report.

Item 1.  Business

Overview

QCP is a publicly-traded Maryland corporation (NYSE: QCP) primarily engaged in the ownership and leasing of post‑acute/skilled nursing properties and memory care/assisted living properties. We were formed in 2016 to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). Prior to the separation from HCP, which was completed on October 31, 2016, QCP was a wholly owned subsidiary of HCP. In connection with the separation, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, dated as of October 31, 2016, by and between HCP and QCP, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date (the “Spin‑Off”). Upon completion of the HCRMC Transactions, the Tranche B DRO will be eliminated and any accrued but unpaid rent under the Master Lease released pursuant to the Master Lease Amendment (as defined below). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Deferred Rent Obligation” for additional information regarding the Tranche B DRO.

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP on a consolidated basis after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. QCP elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its initial taxable year ended December 31, 2016. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income. We expect to terminate our REIT status in connection with the HCRMC Transactions.

As of December 31, 2017, the Properties consisted of 257 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building, including 74 non-core properties actively being marketed for sale. The Properties are primarily located in Pennsylvania, Illinois, Ohio, Florida and Michigan. As of December 31, 2017, 292 of the 320 properties were leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The Master Lease properties are leased to HCRMC’s wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of HCR III’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC. Our primary source of revenue is rent payable under the Master Lease.

The Master Lease is structured as a triple‑net lease, in which HCRMC, either directly or through its affiliates and sublessees, operates the properties and is responsible for all operating costs associated with the properties, including the payment of property taxes, insurance and repairs, and providing indemnities to us against liabilities associated with the operation of the properties.

Before the Spin-Off, QCP had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by HCP on the Spin-Off date are presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in HCP’s books and records. Additionally, the financial statements reflect the shares of common stock outstanding at the separation date as outstanding for all periods prior to the separation.

Following the Spin-Off, we initially lacked certain non‑management administrative capabilities, and accordingly, we entered into an agreement pursuant to which HCP would provide certain administrative and support services to us on a transitional basis (the “Transition Services Agreement”). As of October 31, 2017, we completed the transition of these services to QCP’s operating platform, and the Transition Services Agreement expired in accordance with its terms.

Employees

At December 31, 2017, we had 10 employees (including our executive officers), none of whom was subject to a collective bargaining agreement.

Headquarters

Our corporate headquarters is located at 7315 Wisconsin Avenue, Suite 550 East, Bethesda, Maryland 20814, and our telephone number is (240) 223-4680.

Going Concern Assessment

The combined consolidated financial statements included in Part IV, Item 15 of this Annual Report have been presented on the basis that the Company would continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In its annual going concern assessment, management identified certain conditions which raised substantial doubt about the Company’s ability to continue as a going concern prior to consideration of management’s plans to mitigate the conditions identified and alleviate the substantial doubt. A “going concern” or like qualification or exception in the independent auditors’ opinion within their report accompanying the combined consolidated financial statements would constitute an event of default under our senior secured credit facilities.

HCRMC, the ultimate parent company of our principal tenant, continues to be adversely impacted by underperformance, and a challenging operating environment in the post-acute/skilled nursing sector. The impact of the downward, and expected continued, pressure on revenues and operating income has resulted in HCRMC’s default under the Master Lease and materially lower rent payments to the Company. This continued performance decline has reduced, and will likely continue to reduce, the Company’s coverage under its debt service coverage ratio (“DSCR”), a covenant in its senior secured credit facilities. We believe it is likely that our DSCR will fall below the minimum 1.75 coverage in 2018, which would constitute a covenant violation and event of default under such credit facilities, absent proactive action by management.

In order to address the risk of covenant violation, management plans to implement the following actions:

•

We are in the process of selling 74 non-core skilled nursing/senior housing facilities. The proceeds of any such sales will be used to reduce debt and improve our DSCR covenant compliance. We expect to close on the sales of some or all of these assets before the end of 2018.

•	We expect to use a portion of our cash on hand ($325.6 million as of December 31, 2017) to repay a portion of our outstanding indebtedness in order to maintain compliance with our DSCR covenant.

•	We expect to maintain sufficient liquidity levels to enable us to honor our current obligations over the next 12 months.

Further, in connection with the completion of the HCRMC Transactions, we expect to consolidate some or all of the operations and assets and liabilities of HCRMC, including the Centerbridge Facility, which is scheduled to mature on January 17, 2019. We believe, based on the performance and relatively low leverage of the collateral (the hospice business), it is probable that we will be able to extend the maturity or refinance this obligation prior to maturity.

We believe it is probable that management’s plans will be effectively implemented during 2018 and the first quarter of 2019. Moreover, we believe it is probable that management’s plans, when implemented, will mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

The HCRMC Transactions and the HCRMC Bankruptcy

On March 2, 2018, we entered into a plan sponsor agreement (the “Plan Sponsor Agreement”) with HCRMC, HCP Mezzanine Lender, LP, a wholly owned subsidiary of QCP (“Purchaser”), and certain lessor subsidiaries of QCP. The Plan Sponsor Agreement contemplates that, among other things, pursuant to a prepackaged plan of reorganization of HCRMC (the “Prepackaged Plan”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), Purchaser will acquire all of the issued and outstanding capital stock of HCRMC, in exchange for the discharge under the Prepackaged Plan of all claims of QCP against HCRMC and its subsidiaries arising under HCRMC’s guaranty of the Master Lease.

On March 4, 2018, as required by the Plan Sponsor Agreement, HCRMC filed a voluntary petition for reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “HCRMC Bankruptcy”). Under the terms of the Plan Sponsor Agreement and as contemplated in the Prepackaged Plan, all creditors of HCRMC other than QCP will be unimpaired.

Completion of the transactions contemplated by the Plan Sponsor Agreement (the “HCRMC Transactions”), remains subject to certain conditions, including state licensing and bankruptcy court approval, and may be terminated under certain circumstances. Bankruptcy court approval is expected in the second quarter and the HCRMC Transactions are expected to be completed in the third quarter of 2018. See Item 1A. “Risk Factors—Risks Related to the HCRMC Transactions and the HCRMC Bankruptcy” and Note 14. “Subsequent Events” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report for a more detailed description.

Upon completion of the HCRMC Transactions, QCP will enter into an amendment to the Master Lease (the “Master Lease Amendment”). The Master Lease Amendment will provide that, among other things, until the seventh anniversary of the closing date, HCR III will be permitted to defer paying any portion of the monthly minimum rent due to QCP to the extent that HCR III does not have cash and cash equivalents available to make such payment in a calendar month after HCR III retains amounts reasonably required, taking into account projected receipts, to satisfy HCR III’s monthly cash needs and liabilities reasonably anticipated to be paid in cash within 90 days of the first business day of such calendar month. This new deferred rent obligation will be due and payable upon the earlier of the seventh anniversary of the effective date of the Prepackaged Plan or the occurrence of certain other specified events. Upon completion of the HCRMC Transactions, the Tranche B DRO will be eliminated and any accrued but unpaid rent under the Master Lease released pursuant to the Master Lease Amendment. Within seven days of completion, HCRMC’s guaranty of the Master Lease will be terminated, released and discharged.

Concurrently with the execution of the Plan Sponsor Agreement, HCRMC, Carlyle MC Partners, L.P., a Delaware limited partnership, Carlyle Partners V-A MC, L.P., a Delaware limited Partnership, Carlyle Partners V MC, L.P., a Delaware limited partnership, CP V Coinvestment A, L.P., a Delaware limited partnership, CP V Coinvestment B, L.P., a Delaware limited partnership and MC Operations Investments, LLC, a wholly owned indirect subsidiary of QCP (collectively, the “Restructuring Support Parties”), entered into a restructuring support agreement (the “Restructuring Support Agreement”), pursuant to which, subject to the terms and conditions therein, the Restructuring Support Parties, as owners of common stock of HCRMC, covenanted to, among other things, support the HCRMC Transactions and the Prepackaged Plan, and not to take any action, directly or indirectly, that could interfere with the confirmation of the Prepackaged Plan or the consummation of the HCRMC Transactions. In addition, the Restructuring Support Parties agreed not to transfer, sell or pledge their HCRMC common stock or the right to vote unless the transferee of those shares joins the Restructuring Support Agreement. All obligations pursuant to the Restructuring

Support Agreement will terminate upon the earlier of the effective date of the Prepackaged Plan or termination of the Plan Sponsor Agreement.

Strategy

QCP intends to maximize stockholder value through:

•

Completing the HCRMC Transactions.  Until completion of the HCRMC Transactions, our level of control over HCRMC is limited. At completion, a new senior management team will be installed. We believe the anticipated benefits of the acquisition of HCRMC will enhance HCRMC’s financial prospects. Through the HCRMC Transactions, we will own HCRMC’s business, meaningfully diversifying our Company, and entering the important (though challenging) health care sector of providing skilled nursing, hospice and other ancillary services.

•

Terminating our REIT status.  In connection with the HCRMC Transactions, we expect to terminate our REIT status and instead be taxed as a C corporation. Terminating REIT status will enable clear and unrestricted ownership of both our real estate and the other valuable components of HCRMC, including retaining certain positive tax attributes.

•

Restructuring HCRMC post acquisition.  In connection with the HCRMC Transactions, we intend to commence a full analysis of the HCRMC business, which will position us to evaluate strategies of improving and/or restructuring, and maximizing the efficiency and value of, HCRMC’s business. HCRMC provides vital services to patients and residents. Any strategies implemented will not degrade HCRMC’s ability to provide care.

•

Sale, remarketing or re-leasing non-core properties.  We have currently identified 74 skilled nursing/senior housing facilities as non-core to our business and have actively marketed these properties. Initial non-binding bids (subject to additional due diligence) indicate that the potential proceeds from the sale of the non-core properties will be in excess of the net book value of these properties as of December 31, 2017. The non-core properties generated negative EBITDAR of approximately $2.7 million in 2017.

•

Engaging in proactive asset management of our core properties, including the evaluation of re-leasing opportunities.  Our core portfolio is expected to consist of 160 skilled nursing facilities and 58 assisted living facilities located in 18 states. We intend to proactively manage our core properties in order to maximize their value, including the evaluation of potential opportunities to re-release, sell or joint venture the core properties to other operators at market rates.

•

Reducing or refinancing our debt.  We intend to focus on enhancing our balance sheet by using cash on hand, excess cash flow from operations and proceeds from selective property sales, if available, to reduce our outstanding indebtedness, subject to the terms of our existing debt agreements, and to seek to refinance our debt on more favorable terms. We will continue to work with our lenders to seek to maintain compliance with our various debt covenants.

•

Maintaining the ongoing operations of the hospice and home health business post acquisition.  Our objective is to maintain the ongoing operations of HCRMC’s hospice and home health business, which has yielded positive operating results for HCRMC during recent years with operating income of $106.9 million, $114.5 million and $130.5 million for 2015, 2016 and 2017, respectively, as reported by HCRMC.

•	Fostering a supportive culture. We intend to foster a culture that supports the interests of all stakeholders, including patients, residents, employees and stockholders.

HCRMC Overview

HCRMC, collectively with its subsidiaries, is a leading national healthcare services provider, with over 50,000 employees, that owns and operates skilled nursing and rehabilitation centers, assisted living facilities, memory care facilities, hospice and home health agencies, and outpatient rehabilitation clinics. As of December 31, 2017, its long‑term care business operated in 296 centers in 25 states, with 67% of the centers located in Pennsylvania, Ohio,

Michigan, Florida and Illinois. As of December 31, 2017, HCRMC offered hospice and home health services through 109 offices located in 23 states, and offered rehabilitation therapy services in 52 outpatient therapy clinics and a variety of other settings, including skilled nursing centers, schools and hospitals. HCRMC has invested over $380 million in capital expenditures during the five-year period ended December 31, 2017.

For the year ended December 31, 2017, HCRMC generated $3.7 billion in total revenues consisting of 83% from long‑term care, including its post‑acute/skilled nursing and memory care/assisted living businesses, and 17% from hospice, home health and rehabilitation services.

HCRMC’s two primary business segments, as of December 31, 2017, were as follows:

Long‑Term Care

HCRMC’s long‑term care segment includes the operation of post‑acute/skilled nursing centers, memory care facilities and assisted living facilities. HCRMC focuses on providing high‑quality post‑acute and long-term care to patients. Post‑acute care patients often require intensive rehabilitation therapy in order to maximize their recoveries. Services rendered to them are typically reimbursed by Medicare, managed care or other private insurance, which generally provide higher reimbursement rates than Medicaid.

As of December 31, 2017, the 232 HCRMC post‑acute/skilled nursing properties owned by QCP were located across 24 states, and approximately 66% of the properties were located in Pennsylvania, Ohio, Michigan, Florida and Illinois. HCRMC operates its post‑acute/skilled nursing businesses under the Heartland Health Care Center®  and ManorCare Health Services® brands.

HCRMC primarily operates its memory care/assisted living properties as stand‑alone properties, as well as separate units within some of the post‑acute/skilled nursing properties. These business lines provide residents with personal care services and assistance with activities of daily living as well as dementia care, if applicable.

As of December 31, 2017, the 60 HCRMC memory care/assisted living properties owned by QCP were located across 12 states. Approximately 85% of these properties were stand‑alone memory care/assisted living properties, operated under the Arden Courts® brand, providing care focused on residents who are suffering from Alzheimer’s disease and other forms of dementia. The remaining facilities provide assisted and independent living services.

Hospice and Home Health

As of December 31, 2017, HCRMC provided hospice and home health services in 109 offices in 23 states, covering many of the markets served by HCRMC’s post‑acute/skilled nursing properties. From 2013 to 2017, the revenues and operating margin from this segment have grown, on a compound annual basis, by 3.9% and 2.0%, respectively.

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

Impact of Industry Trends on HCRMC and Recent Events Specific to HCRMC

HCRMC, along with other post‑acute/skilled nursing operators, has been and continues to be adversely impacted by a challenging operating environment in the post‑acute/skilled nursing sector, which has put downward pressure on revenues and operating income. Ongoing trends in the post‑acute/skilled nursing sector include, but are not limited to, the following:

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

•	Increased regulatory scrutiny on government reimbursements; and

•	Wage pressure above reimbursement rate growth.

In addition to the industry trends, HCRMC’s recent performance has been impacted by the following:

•	Certain costs and expenses related to HCRMC’s restructuring initiatives; and

•

In April 2015, the DOJ filed a civil complaint against HCRMC for alleged false claims related to Medicare reimbursement. On November 27, 2017, the Court granted the United States’ motion to dismiss the case with prejudice. HCRMC incurred associated legal and regulatory defense costs, which in 2017, 2016 and 2015 were approximately $15 million, $11 million and $9 million, respectively.

Due to the headwinds facing the broader post‑acute/skilled nursing industry and HCRMC, including the continued reduction in revenues per admission and shorter length of patient stays, HCRMC’s performance continued to deteriorate in 2017. As a result, despite revised Master Lease obligations from lease amendments and reductions of contractual rent in the past three years and non‑strategic property sales, HCRMC’s normalized fixed charge coverage stood at 0.73x for the year ended December 31, 2017, compared to 1.01x for the year ended December 31, 2016. HCRMC’s facility EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) cash flow coverage ratio was 0.61x for the year ended December 31, 2017, compared to 0.84x for the year ended December 31, 2016. For additional information regarding the foregoing HCRMC data and their computations, as well as HCRMC’s exit from the 50 non-strategic properties, the Master Lease amendments in the past three years and HCRMC’s recent performance, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—HCRMC Financial Information” and “—Portfolio Overview.” For a more detailed description of risks to which we are subject due to our dependence on HCRMC, including adverse business and financial conditions and developments, see Item 1A. “Risk Factors—Risks Related to Our Business.”

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

Competition

Investing in real estate serving the healthcare industry is highly competitive. We face competition from other REITs, investment companies, pension funds, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater flexibility (e.g., non‑REIT competitors), resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by global, national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation, population trends and our expected loss of REIT status in connection with the HCRMC Transactions, among other factors.

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

Insurance

HCRMC and the lessees under the leases for the non‑HCRMC Properties are required to provide various types of insurance, including, but not limited to, liability and property, including business interruption, coverage. Additionally, our properties are covered under a corporate general liability insurance program. We have the right under the Master Lease and the leases for the non‑HCRMC Properties to regularly review our lessees’ insurance coverages, and we intend to do so. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events, that may be either uninsurable or not economically insurable. In addition, we have a large number of properties that are exposed to earthquake, hurricane, flood and windstorm occurrences for which the related insurances carry higher deductibles.

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

Americans with Disabilities Act (the “ADA”)

Our properties must comply with the ADA, and any similar state or local laws, to the extent that such properties are “public accommodations” as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, we have not received any notices of non-compliance with the ADA that have caused us to incur substantial capital expenditures to address ADA concerns. Should barriers to access by persons with disabilities be determined to exist at any of our properties, we may be directly or indirectly responsible for additional costs that may be required to make properties ADA‑compliant. Non-compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations pursuant to the ADA is an ongoing one, and we continue to assess our properties and make modifications as appropriate in this respect.

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

Item 1A.  Risk Factors

If the HCRMC Transactions are completed as currently expected, HCRMC will become our wholly owned subsidiary and thereafter its assets, liabilities and results of operations will be consolidated into our financial statements. In addition, upon such completion, HCR III will continue to lease the HCRMC Properties pursuant to the Master Lease (as amended pursuant to the Plan Sponsor Agreement or as further amended). However, following such completion, we expect to eliminate the impact of the Master Lease in connection with preparing our consolidated financial statements. Accordingly, the following risk factors reflect that, whether or not the HCRMC Transactions close as expected, HCR III is expected to continue to lease the HCRMC Properties pursuant to the Master Lease, and we will continue to be at risk with respect to its operations either as our wholly owned subsidiary or non-wholly owned tenant. The following risk factors, among others, could materially and adversely affect our business, financial condition or results of operations, and could, in turn, impact the trading price of our common stock. These risk factors may describe situations beyond our control and you should carefully consider them. Additional risks and uncertainties not presently known to us or that are currently not believed to be material could also materially and adversely affect us. We may update these risk factors in our future periodic reports and other filings, including, in particular, as a result of the completion of the HCRMC Transactions to reflect operational, regulatory and other risks associated with owning and operating, through our 100% ownership of HCRMC, HCRMC’s post‑acute/skilled nursing and memory care/assisted living businesses and hospice, home health and rehabilitation services businesses.

RISKS RELATED TO THE HCRMC TRANSACTIONS AND THE HCRMC BANKRUPTCY

The HCRMC Transactions are subject to a number of conditions to closing, including state licensing and bankruptcy court approval, which may not be satisfied on a timely basis or at all.

On March 2, 2018, we entered into a plan sponsor agreement (the “Plan Sponsor Agreement”) with HCRMC, HCP Mezzanine Lender, LP, a wholly owned subsidiary of QCP (“Purchaser”), and certain lessor subsidiaries of QCP. The Plan Sponsor Agreement contemplates that, among other things, pursuant to a prepackaged plan of reorganization of HCRMC (the “Prepackaged Plan”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), Purchaser will acquire all of the issued and outstanding capital stock of HCRMC, in exchange for the discharge under the Prepackaged Plan of all claims of QCP against HCRMC and its subsidiaries arising under HCRMC’s guaranty of the Master Lease. On March 4, 2018, as required by the Plan Sponsor Agreement, HCRMC filed a voluntary petition for reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “HCRMC Bankruptcy”).

There is no assurance that our entry into the Plan Sponsor Agreement will result in the transactions contemplated by the Plan Sponsor Agreement (the “HCRMC Transactions”) being consummated or the Prepackaged Plan being confirmed, and speculation and uncertainty regarding the outcome of the HCRMC Transactions and the HCRMC Bankruptcy may adversely impact our business. The completion of the HCRMC Transactions remains subject to certain mutual conditions, including (i) the receipt of certain state licensing approvals with respect to the HCRMC Transactions, (ii) the entry by the bankruptcy court of a confirmation order confirming a Prepackaged Plan with terms consistent in form and substance with those set out in the restructuring term sheet dated March 2, 2018 attached to and incorporated into the Plan Sponsor Agreement (the “Term Sheet”), or otherwise reasonably acceptable to QCP and HCRMC, and such order having become a final order and (iii) no entry of an order by the bankruptcy court dismissing the chapter 11 case or converting the chapter 11 case into a case under chapter 7 of the Bankruptcy Code or an order materially inconsistent with the Plan Sponsor Agreement, the Prepackaged Plan or the confirmation order in a manner adverse to QCP. The obligation of each party to consummate the HCRMC Transactions is also conditioned upon (i) compliance by the other party in all material respects with its pre-closing obligations under the Plan Sponsor Agreement and (ii) the accuracy of the representations and warranties of the other party as of the date of the Plan Sponsor Agreement and as of the closing of the HCRMC Transactions (subject to customary materiality qualifiers).

There is no assurance that the conditions to the completion of the HCRMC Transactions will be satisfied on a timely basis or at all. If the HCRMC Transactions have not been consummated by September 30, 2018, either QCP or HCRMC may terminate the Plan Sponsor Agreement.

The Plan Sponsor Agreement may be terminated in accordance with its terms.

The Plan Sponsor Agreement will automatically terminate if certain milestones related to the HCRMC Bankruptcy are not met. The Plan Sponsor Agreement may also be terminated by QCP if there has been a material breach of the “no shop” covenant included in the Plan Sponsor Agreement or if HCR III fails to pay such cash and cash equivalents available to pay all or part of the reduced cash rent under the Master Lease after making all transfers of funds permitted under the credit agreement of HCRMC and its subsidiaries and retaining such reserves and making such other expenditures that either the chief restructuring officer or the board of directors of HCRMC has determined would be necessary to allow HCRMC to operate in the ordinary course of business. If the HCRMC Transactions have not been consummated by September 30, 2018, either QCP or HCRMC may terminate the Plan Sponsor Agreement, which is likely to cause our stock price to fluctuate and could significantly and adversely impact our business, results of operations and financial condition.

The proposed Prepackaged Plan is subject to the approval by the Bankruptcy Court and there is no guarantee that HCRMC will be able to successfully exit its chapter 11 bankruptcy.

As required by the terms of the Plan Sponsor Agreement, on March 4, 2018, HCRMC filed with the United States Bankruptcy Court for the District of Delaware the Prepackaged Plan. While HCRMC is required under the Plan Sponsor Agreement to use reasonable best efforts to pursue entry of a confirmation order by the bankruptcy court within 40 days of the filing of the bankruptcy petition, certain stakeholders in the bankruptcy estate of HCRMC may oppose the Prepackaged Plan, and there is no assurance that the Prepackaged Plan will be confirmed by the bankruptcy court, and if it is ultimately confirmed, that its terms will be favorable to us. The bankruptcy court is not obligated to confirm the Prepackaged Plan as proposed, which, if the bankruptcy court’s order is materially inconsistent with the Plan Sponsor Agreement, the Prepackaged Plan or the confirmation order in a manner adverse to QCP, could result in a termination of the Plan Sponsor Agreement in accordance with its terms.

In addition, the chapter 11 case may be converted to chapter 7 of the Bankruptcy Code if the bankruptcy court does not confirm the Prepackaged Plan or if it otherwise finds that such conversion would be in the best interest of holders of claims and interests. Under chapter 7 of the Bankruptcy Code, a trustee would be appointed or elected to liquidate HCRMC. We depend on HCR III and HCRMC for substantially all of our revenues and, as such, a liquidation of HCRMC would have a material adverse effect on our business, results of operations and financial condition.

The pendency of the HCRMC Transactions and the HCRMC Bankruptcy and related uncertainty could cause disruptions in our and HCRMC’s businesses, which could have an adverse effect on our business and financial results and the trading price of our common stock.

We and HCRMC have important counterparties at every level of operations, including lenders, vendors, suppliers, customers and our other tenants and operators. Uncertainty about the successful completion, timing and effect of the HCRMC Transactions and the HCRMC Bankruptcy may negatively affect our and HCRMC’s relationships with these counterparties due to concerns about the impact on our businesses. These concerns may also cause our and HCRMC’s existing or potential new counterparties to be less likely to enter into new agreements with us and HCRMC or cause them to demand more expensive or onerous terms. Damage to our and HCRMC’s relationships with existing or potential new counterparties may materially and adversely affect our business, financial condition and results of operations, including the trading price of our common stock.

If we are unable to successfully complete the HCRMC Transactions, HCR III and HCRMC will likely continue to fail to meet their obligations to us under the Master Lease (or the guaranty thereof) and certain of HCRMC’s subsidiaries, including HCR III, may commence their own chapter 11 bankruptcy proceedings.

Substantially all of our properties are operated by HCRMC through HCR III (indirectly through its affiliates and sublessees) pursuant to the terms of the Master Lease, consisting of 232 post‑acute/skilled nursing properties and 60 memory care/assisted living properties as of December 31, 2017. Thus, we depend on a single tenant and operator for substantially all of our revenues. HCRMC accounted for 91% of our total revenues during the year ended December 31, 2017.

If we fail to complete the HCRMC Transactions, the Prepackaged Plan will not become effective, a termination could result in a protracted chapter 11 case, and HCR III (and certain of its affiliates and sublessees) may commence their own chapter 11 bankruptcy proceedings. Although our leases, including the Master Lease, generally provide us with the right under specified circumstances to terminate the lease, evict a tenant/operator, or demand immediate repayment of certain obligations to us, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies under the Master Lease unenforceable, or, at the least, delay our ability to pursue such remedies and realize any recoveries in connection therewith. For example, in non-consensual chapter 11 bankruptcy proceedings, if HCR III were to elect to reject the Master Lease or any portion thereof to the extent permitted, obligations under the Master Lease would cease and the claim against HCR III would be an unsecured claim, which would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, which would be substantially less than the remaining rent actually owed. In certain bankruptcy proceedings, debtor-lessees have asserted that leases should be re‑characterized as financing arrangements, in which case a lender’s rights and remedies, as compared to a landlord’s, would be materially different. Such delays could result in our failure to comply with covenants governing our secured debt agreements, resulting in an event of default that, if not cured or waived, would result in the acceleration of substantially all of our indebtedness.

Furthermore, the automatic stay provisions of the U.S. Bankruptcy Code preclude us from enforcing our remedies against a tenant unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In any of these events, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager. Additionally, since many of our properties are used by our tenants to provide long‑term custodial care to the elderly, evicting such tenant for failure to pay rent while the property is occupied may involve specific regulatory requirements and may not be successful. Our ability to recover for breach, failure to perform or rejection of the Master Lease (particularly for prepetition claims) would likely be limited, and may be eliminated, depending on the recoveries generally for HCRMC’s and HCR III’s creditors, due to competing claims with higher priority and the limited financial resources of HCRMC and HCR III.

Because HCRMC and HCR III account for substantially all of our portfolio, the impact of these risks to us is substantial and would, if we fail to complete the HCRMC Transactions, have a material adverse effect on our business and results of operations including but not limited to possibly causing us to fail to comply with covenants governing our secured debt agreements, resulting in an event of default that, if not cured or waived, would result in the acceleration of substantially all of our indebtedness, impairment of our access to capital, the enforcement of default remedies by our counterparties, or the commencement of insolvency proceedings by or against us under the Bankruptcy Code.

Failure to successfully complete the HCRMC Transactions could adversely affect our stock price and our future business and financial results.

If the HCRMC Transactions are not completed, our ongoing business and financial results may be adversely affected and we will be subject to numerous risks, including the following:

•

if we continue to pursue the appointment of an independent receiver for the HCRMC Properties, such receiver may not be appointed, or if appointed, may be unable to preserve value and successfully transition HCRMC Properties to new owners and/or operators;

•	restrictions imposed by HCRMC’s credit facility, dated as of July 17, 2017 with RD Credit, LLC, as administrative agent and collateral agent, as amended (the “Centerbridge Facility”), infringe upon

HCRMC’s ability to use cash flow generated by HCRMC entities, other than HCR III and its direct and indirect subsidiaries, to meet its obligations to us under the guaranty of the Master Lease;
•	we may elect to terminate the Master Lease with respect to any or all of the HCRMC Properties, which may result in an event of default under our secured debt agreements;
•

if we terminate the Master Lease with respect to any or all of the HCRMC Properties, we may be unable to sell or re-lease HCRMC Properties, including as a result of the automatic stay provisions of the U.S. Bankruptcy Code in the event that HCR III (and/or certain of its affiliates and sublessees) were to commence their own chapter 11 bankruptcy proceedings, which could preclude us from enforcing our remedies under the Master Lease, unless relief is first obtained from the court having jurisdiction over the bankruptcy case, including transitioning our properties to a new tenant, operator or manager;

•

if we terminate the Master Lease with respect to any or all of the HCRMC Properties, even if we are permitted to sell or re-lease the HCRMC Properties, we may not be successful in identifying potential new owners and/or operators and negotiate and consummate sales or re-leasing transactions on terms acceptable to us and such sales and re-leasing activities may be significantly delayed or not occur due to constraints on the transfer of healthcare properties, including licensing and regulatory requirements and Medicare and Medicaid provider arrangements, as described in more detail in “—Risks Related to Our Business—If we must replace HCRMC or any of our other tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and required regulatory approvals can delay or prohibit transfers of our healthcare properties;” and

•	reputational harm and negative publicity due to the adverse perception of any failure to successfully complete the HCRMC Transactions.

All of these factors could, individually or in the aggregate, materially and adversely affect our business, results of operations and prospects and the trading price of our common stock. See also “—Risks Related to Our Business” for other risks that are applicable to us, our business and the industry in which we operate.

If the HCRMC Transactions are completed, we cannot be certain that we will be able to improve the financial performance of the HCRMC Properties and HCRMC’s financial deterioration may continue.

If HCRMC’s financial deterioration continues or if we are unable to improve its operating performance, business or financial condition, this would diminish the anticipated benefits of the HCRMC Transactions and could cause us to fail to comply with covenants governing our secured debt agreements, resulting in an event of default that, if not cured or waived, would result in the acceleration of substantially all of our indebtedness, impairment of our access to capital, the enforcement of default remedies by our counterparties, or the commencement of insolvency proceedings by or against us under the Bankruptcy Code. See “—Risks Relating to Our Business—The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.” and “—Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially and adversely affect our business, financial position or results of operations.”

We may fail to realize the strategic and financial benefits sought from the HCRMC Transactions.

We may not realize all or any of the anticipated benefits of the HCRMC Transactions, including enhancing HCRMC’s financial prospects. The success of the HCRMC Transactions will depend on, among other things, our ability to effect the operations of HCRMC’s business, which will involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, and it may be disruptive to our and HCRMC’s businesses. We may not realize all of the anticipated benefits of the HCRMC Transactions. Risks related to the ownership of HCRMC include:

•

successfully developing and executing a strategy to improve and/or restructure, and enhance the efficiency of, HCRMC’s business of providing skilled nursing, hospice and other ancillary services, while maintaining our relationship with our other tenants;

•	our ability to realize benefits from operating as a C corporation in the event of a termination of our REIT status in connection with the HCRMC Transactions;
•	challenges in selling, remarketing or re-leasing certain of our skilled nursing facilities identified as non-core to our business on terms favorable to us, or at all;
•

successfully restructuring our substantial debt and enhancing our and HCRMC’s capital structure, including our ability to extend or refinance HCRMC’s debt under the Centerbridge Facility, which is scheduled to mature on January 17, 2019;

•	addressing possible differences in corporate cultures and management philosophies;
•	coordinating compliance, financial reporting, information technology, controls, procedures and policies;
•	liabilities related to HCRMC’s business, the HCRMC Transactions or the HCRMC Bankruptcy;
•	risks related to the operations of HCRMC’s business;
•	managing tax costs or inefficiencies and preserving positive tax attributes associated with integrating HCRMC;
•	further operational and financial deterioration of HCRMC’s business and the impact on our consolidated financial statements following completion of the HCRMC Transactions; and
•	a deterioration of our credit ratings.

These and other factors could result in increased costs and diversion of management’s time and attention, as well as decreases in the amount of expected revenue and increases in costs, which could materially impact our business, financial condition and results of operations. Difficulties in the integration process and other disruptions resulting from the HCRMC Transactions may also adversely affect our relationships with employees, tenants, operators and managers, financing sources and others with whom we have business or other dealings, and harm our reputation. If we are not able to successfully integrate and operate HCRMC in an efficient, cost-effective and timely manner, the anticipated benefits of the HCRMC Transactions may not be realized fully, or at all, or may take longer to realize than expected. See also “—Risks Related to Our Business” for other risks associated with the industry in which HCRMC operates.

If unexpected risks related to HCRMC’s business materialize, it could have a material adverse effect on our business, results of operations and the trading price of our common stock.

Even though we conducted a due diligence investigation of HCRMC, we cannot be certain that our diligence surfaced all material issues that may be present inside HCRMC or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of HCRMC and its business and outside of its control will not arise later. If any such material issues arise, they may materially and adversely impact our business, results of operations and the trading price of our common stock.

We have limited experience in operating skilled nursing, hospice and other ancillary services and there is no assurance that we will be able to retain the services of such management. We intend to rely for some period of time on an external Chief Executive Officer of HCRMC and interim Chief Financial Officer of HCRMC to manage HCRMC’s business following the HCRMC Transactions.

We have limited experience in operating skilled nursing, hospice and other ancillary services and there is no assurance that we will be able to retain the services of qualified management personnel. If we fail to retain qualified management personnel, our ability to realize the anticipated benefits of the HCRMC Transactions may be adversely affected. Effective March 2, 2018, Guy Sansone, a Managing Director and Chairman of the Healthcare Industry Group at global professional services firm Alvarez & Marsal with significant skilled nursing care facility operating experience, and Laura Linynsky, a former Chief Operating Officer of Sunrise Senior Living, Inc., serve on behalf of QCP as consultants and work with the HCRMC management team in order to facilitate the transition of leadership and ownership in HCRMC. Following the completion of the HCRMC Transactions, Mr. Sansone is expected to assume the role of HCRMC’s Chief Executive Officer and Ms. Linynsky is expected to serve as HCRMC’s interim Chief Financial Officer.

We and HCRMC may have difficulty attracting, motivating and retaining executives and other key employees during the pendency, and following the completion of, the HCRMC Transactions.

As we have limited experience in operating skilled nursing, hospice and other ancillary services, our success after the HCRMC Transactions, if completed, will depend in part on our ability to retain the services of management or hire executives and other employees. Uncertainty about the effect of the HCRMC Transactions and the HCRMC Bankruptcy on our and HCRMC’s employees may have an adverse effect on each of us and HCRMC separately and consequently our business following the HCRMC Transactions. This uncertainty may impair our and/or HCRMC’s ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the HCRMC Transactions, as employees may experience uncertainty about their future roles following the completion of the HCRMC Transactions.

The trading price of shares of our common stock following the HCRMC Transactions may be affected by factors different from those affecting the price of shares of our common stock before the HCRMC Transactions.

If the HCRMC Transactions are completed, we will commence consolidating HCRMC’s assets and operations into our financial statements. Although we previously relied on HCRMC for substantially all of our revenues, after the HCRMC Transactions, our results of operations and the trading price of our common stock may be affected by factors different from those currently affecting our results of operations and the trading prices of our common stock. For example, some institutional investors which currently own our common stock may elect or be required to decrease their ownership in us by selling our common stock due to our direct exposure to HCRMC as our subsidiary and/or our not being a REIT. Accordingly, our historical trading prices and financial results may not be indicative of these matters after the HCRMC Transactions.

We have expended and may continue to expend significant resources on matters relating to the HCRMC Bankruptcy and the HCRMC Transactions.

We have expended significant resources on contingency planning, negotiations with HCRMC and other matters relating to the HCRMC Bankruptcy and the HCRMC Transactions. Our additional expenses include legal fees, consultant and financial advisor fees and related expenses, including expenses in connection with our receivership complaint against HCRMC and HCR III commenced August 17, 2017 in the Superior Court of the State of California for the County of Los Angeles, and it is likely that many of such expenses will continue during the duration of the HCRMC Bankruptcy. We have also dedicated, and anticipate that we will continue to dedicate, significant internal resources and management time to addressing the HCRMC Bankruptcy and the HCRMC Transactions. This has reduced, and may continue to reduce, the internal time and resources available for other areas of our business and substantially increase our operating expenses.

RISKS RELATED TO OUR BUSINESS

Our ability to continue as a “going concern” contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including the effective implementation and success of management’s plan to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern.

Our combined consolidated financial statements included in Part IV, Item 15 of this Annual Report have been presented on the basis that we would continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In its annual going concern assessment, management identified certain conditions which raised substantial doubt about the Company’s ability to continue as a going concern prior to consideration of management’s plans to mitigate the conditions identified and alleviate the substantial doubt.

HCRMC’s continued performance decline has reduced, and will likely continue to reduce, our cushion/coverage under our debt service coverage ratio (“DSCR”), a covenant in our senior secured credit facilities. We believe it is likely that our DSCR will fall below the minimum 1.75 coverage in 2018, which would constitute a covenant violation and event of default under such credit facilities, absent proactive action by management. While management plans to implement certain actions to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern, which are described in Item 1. “Business—Going Concern Assessment,” there can be no assurance that we will be able to implement such actions successfully. If we fail to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern, a going concern or like qualification or exception could be included in the audit report of our independent registered public accounting firm on our financial statements, which would result in an event of default under our senior credit facility that, if not cured or waived, could result in the acceleration of substantially all of our indebtedness, impairment of our access to capital, the enforcement of default remedies by our counterparties, or the commencement of insolvency proceedings by or against us under the Bankruptcy Code.

HCRMC’s audited consolidated financial statements as of December 31, 2017 and 2016 and for the three years in the period ended December 31, 2017 include a “going concern” exception in the auditors’ opinion, which indicates substantial doubt about HCRMC’s ability to continue as a going concern.

The auditors’ opinion on the audited consolidated financial statements of HCRMC as of December 31, 2017 and 2016 and for the three years in the period ended December 31, 2017 (the “HCRMC Financial Statements”), included as an exhibit to this Annual Report, includes an exception to the effect that the HCRMC Financial Statements have been prepared assuming that HCRMC will continue as a going concern. According to the auditors’ opinion, HCRMC has recurring losses from operations, non-compliance with the terms of the Master Lease, and uncertainty regarding the ability to repay or refinance its credit agreement, which raise substantial doubt about its ability to continue as a going concern. The auditors’ opinion states that the HCRMC Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

In Note 3 to the HCRMC Financial Statements, HCRMC’s management lays out a series of actions that it asserts would enable HCRMC to meet its estimated liquidity needs for more than twelve months and mitigate the relevant conditions that raise substantial doubt about HCRMC’s ability to continue as a going concern. However, there can be no assurance that such actions will be taken by HCRMC’s management or, if taken, that they will be successful. For additional risks associated with a continued deterioration or the failure of HCRMC to improve its operating performance, business or financial condition, including the HCRMC Bankruptcy, see “—Risks Relating to the HCRMC Transactions and the HCRMC Bankruptcy” and “—The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.”

We depend on a single tenant and operator for substantially all of our revenues.

Substantially all of our properties are operated by HCRMC through HCR III (either directly or indirectly through its affiliates and sublessees) pursuant to the terms of the Master Lease, consisting of 232 post‑acute/skilled nursing properties and 60 memory care/assisted living properties as of December 31, 2017. Thus, even though HCRMC would become our subsidiary upon completion of the HCRMC Transactions, we depend, and will continue to depend, on HCR III for substantially all of our revenues. HCRMC accounted for 91% of our total revenues during the year ended December 31, 2017. HCRMC is one of the largest providers of post‑acute, memory care and hospice services in the United States and relies heavily on government reimbursement programs such as Medicare and Medicaid.

The inability or other failure of HCR III or HCRMC under the Master Lease (or the guaranty thereof, unless terminated pursuant to the Plan Sponsor Agreement) to meet its obligations to us, whether or not HCRMC’s results of operations improve, would materially reduce our liquidity, cash flow, net operating income and results of operations, which would in turn reduce the amount of dividends we could pay to our stockholders, cause our stock price to decline and have other materially adverse effects on our business, results of operations and financial condition.

In addition, any failure to effectively conduct HCRMC’s operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have a materially adverse effect on our business, results of operations and financial condition. Furthermore, HCRMC faces an increasingly competitive labor market for skilled management personnel and nurses, which can cause operating costs to increase. While HCR III is generally obligated to indemnify, defend and hold the lessor under the Master Lease (which consists of certain of our subsidiaries) harmless from and against various claims, litigation and liabilities arising in connection with the operation, repair and maintenance of the HCRMC Properties (which obligation is guaranteed by HCRMC, unless such guaranty is terminated pursuant to the Plan Sponsor Agreement), HCR III and HCRMC may have insufficient assets, income, access to financing and/or insurance coverage to enable them to satisfy their indemnification obligations.

Because substantially all of our real estate portfolio is leased to a single tenant, the risks described herein and in “—Even though HCRMC would become our subsidiary upon completion of the HCRMC Transactions, the real estate portfolio that is leased to HCR III will continue to account for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us” would be more significant to us than such risks may be to other companies with more diversified portfolios. These risks could have a material adverse effect on our business, liquidity, results of operations and financial condition and such a material adverse effect would likely limit our ability to meet our obligations under our financing arrangements and other contractual obligations and therefore result in, among other adverse events, acceleration of our indebtedness, impairment of our access to capital, the enforcement of default remedies by our counterparties, or the commencement of insolvency proceedings by or against us under the U.S. Bankruptcy Code.

The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.

Although HCRMC would become our subsidiary upon completion of the HCRMC Transactions and the HCRMC guaranty under the Master Lease would be terminated upon completion, HCRMC will continue to be obligated under the Master Lease, through HCR III (directly and indirectly through its affiliates and sublessees), to operate and manage substantially all of our properties. These properties represented 90% of our total assets as of December 31, 2017.

Due to the headwinds facing the broader post‑acute/skilled nursing industry and HCRMC, including the continued reduction in revenues per admission and shorter length of patient stays, HCRMC’s performance continued to deteriorate in 2017. As a result, despite revised Master Lease obligations from lease amendments and reductions of contractual rent in the past three years and non‑strategic property sales, HCRMC’s normalized fixed charge coverage stood at 0.73x for the year ended December 31, 2017, compared to 1.01x for the year ended December 31, 2016. HCRMC’s facility EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) cash flow coverage ratio was 0.61x for the year ended December 31, 2017, compared to 0.84x for the year ended December 31, 2016. For additional information regarding the foregoing HCRMC data and their computations, as well as HCRMC’s exit from the 50 non‑strategic properties, the Master Lease amendments in the past three years and HCRMC’s recent performance, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—HCRMC Financial Information” and “—Portfolio Overview.”

Continued deterioration or the failure of HCRMC to improve its operating performance, business or financial condition, or adverse regulatory developments, would likely further reduce the revenues we earn from the HCRMC Properties, adversely impact our operations following the completion of the HCRMC Transactions, reduce the value of the HCRMC Properties under the Master Lease, which could have a material adverse effect on our business and results of operations, including, but not limited to, the acceleration of substantially all of our indebtedness, impairment of our access to capital, the enforcement of default remedies by our counterparties, or the commencement of insolvency proceedings by or against us under the Bankruptcy Code.

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

Pursuant to a separation and distribution agreement that QCP and HCP entered into in connection with the completion of the Spin‑Off: (i) any liability arising from or relating to QCP’s business has been assumed by QCP and QCP has indemnified HCP and its subsidiaries (and its respective directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such liability, and (ii) HCP has indemnified QCP (including its subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving HCP’s real estate investment business prior to the Spin‑Off and its retained properties. HCP is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its business, which are subject to the indemnities provided by HCP to QCP. An unfavorable resolution of any such litigation could have a material adverse effect on HCP’s business, financial position or results of operations, which, in turn, could have a materially adverse effect on our business, results of operations and financial condition if HCP is unable to meet its indemnification obligations. For additional information on our potential indemnification obligations, see Note 10. “Commitments and Contingencies—Legal Proceedings related to HCP” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report.

The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid may adversely affect our tenants’ and operators’ ability to meet their financial and other contractual obligations to us.

HCRMC and certain of our other existing and future tenants and operators are or will be affected, directly or indirectly, by an extremely complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs. Such laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See Item 1. “Business—Government Regulation, Licensing and Enforcement.” For the year ended December 31, 2017, our tenants and operators generated approximately 66% of their revenues from governmental payors, primarily Medicare and Medicaid. Tenants and operators that generate revenues from governmental payors are generally subject to, among other things:

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

Furthermore, the U.S. Supreme Court’s decision upholding the constitutionality of the individual healthcare mandate while striking down the provisions linking federal funding of state Medicaid programs with a federally mandated expansion of those programs has contributed to the uncertainty regarding the impact that the law will have on healthcare delivery systems over the coming years.

Tenants and operators that fail to comply with federal, state and local laws and regulations, including licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.

HCR III and our other existing tenants and operators are, and our future tenants and operators will be, subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety and privacy laws; federal and state laws affecting hospitals, clinics and other healthcare communities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti‑kickback and physician referral laws; the Americans with Disabilities Act of 1990, as amended (the “ADA”), and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar state and local agencies. Certain of our properties may also require a license, registration and/or certificate of need to operate. See “—We depend on a single tenant and operator for substantially all of our revenues” and “—The real estate portfolio that is leased to HCR III accounts for substantially all of our assets and revenues. Adverse regulatory, operational and litigation developments in HCRMC’s business and financial condition have had, and continue to have, an adverse effect on us.”

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

If we must replace HCR III or any of our other tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and required regulatory approvals can delay or prohibit transfers of our healthcare properties.

Substantially all of our properties are leased to HCR III, consisting of 232 of our post‑acute/skilled nursing properties and 60 of our memory care/assisted living properties as of December 31, 2017, which lease terms expire over time in accordance with the terms of the Master Lease. We cannot predict whether HCRMC or our other existing tenants will renew existing leases beyond their current terms. However, if the HCRMC Transactions are not completed, we believe that HCRMC’s required lease payment will continue to be in excess of its post‑acute/skilled nursing business’ operating performance and, consequently, HCRMC will be incentivized to forego renewal of the Master Lease. Following expiration of a lease term or if we exercise our right to replace a tenant or operator in default, rental payments on the related properties would likely decline or cease altogether while we reposition the properties with a suitable replacement tenant or operator. A replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. We may incur substantial expenditures to modify a property before we are able to secure a replacement tenant or operator or to accommodate multiple tenants or operators. In addition, transfers of healthcare properties to replacement tenants or operators are generally subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals under certificate of need laws and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a property, which would expose us to successor liability, require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the property to other uses, all of which would likely materially adversely affect our business, results of operations and financial condition. In addition, delays or inability in finding a suitable replacement tenant or operator could result in our failure to comply with covenants governing our secured debt agreements, resulting in an event of default that, if not cured or waived, would result in the acceleration of substantially all of our indebtedness.

We rely on external sources of capital to fund future capital needs, and if access to such capital is unavailable on acceptable terms or at all, it would have a materially adverse effect on our ability to meet commitments as they become due or make future investments necessary to grow our business.

We may not be able to fund all of our capital needs through our senior secured revolving credit facility and cash retained from operations. If we are unable to generate enough internal capital or obtain borrowings under the senior secured revolving credit facility, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements.

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

We are a highly leveraged company. As of December 31, 2017, we had outstanding approximately $1.8 billion face value of outstanding indebtedness. Although the related debt agreements restrict the aggregate amount of our indebtedness, we may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly‑acquired properties or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur, and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could negatively affect the credit ratings of our debt and could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness, thereby reducing funds available to us for other purposes. Our substantial indebtedness has important consequences, including: reducing funds available to us to pay dividends and for our working capital, capital expenditures, debt service requirements, strategic initiatives and other purposes. Our substantial indebtedness also limits our flexibility in planning for, or reacting to, changes in our operations or business, makes us more highly leveraged than some of our competitors, which places us at a competitive disadvantage, makes us more vulnerable to downturns in our business, the post‑acute/skilled nursing sector or the economy, restricts us from making strategic acquisitions, engaging in development activities, expanding our properties or exploiting business opportunities, causes us to make non‑strategic divestitures, and exposes us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the senior secured credit facilities, are at variable rates of interest.

Moreover, our ability to satisfy our financial obligations under our indebtedness outstanding from time to time will depend upon our future financial and operating performance, which is subject to then prevailing economic, industry, competitive and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under the senior secured revolving credit facility or otherwise, in an amount sufficient to fund our future liquidity needs.

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

Our debt agreements contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets, pay dividends and make other distributions, redeem or repurchase our capital stock, incur additional debt and issue capital stock, create liens, consolidate, merge or sell substantially all of our assets, enter into certain transactions with our affiliates, make loans, investments or advances, repay subordinated indebtedness or undergo a change in control. The debt agreements also: (i) have a financial covenant requiring us to comply with certain levels of debt service coverage; (ii) constrain our ability to modify the Master Lease; (iii) require us to furnish audited annual financial statements without a “going concern” or like qualification or exception in the audit report of our independent registered public accounting firm; and (iv) contain customary events of default. Breaches of certain covenants may result in defaults and cross‑defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee.

The continued performance decline of HCRMC, our principal tenant, has reduced, and will likely continue to reduce, the Company’s cushion/coverage under its debt service coverage ratio (“DSCR”), a covenant in its senior secured credit facilities. We believe it is likely that our DSCR will fall below the minimum 1.75 coverage in 2018, which would constitute a covenant violation and event of default under such credit facilities, absent proactive action by management.

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

Borrowings under the senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. A 0.125% change to the interest rate of the variable rate indebtedness, including the senior secured term loan and the senior secured revolving credit facility, would change annual interest expense by approximately $1.3 million, based on the outstanding debt as of December 31, 2017. We may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

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

We have a below investment grade rating, which negatively affects our ability to access capital and increases the cost of any new debt compared to companies with an investment grade rating.

Credit ratings assigned to our business and financial obligations have a significant impact on our cost of capital. We have a below investment grade rating, which negatively affects our ability to access new debt at acceptable interest rates or at all. In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of a rating may further increase our borrowing costs and reduce our access to capital.

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

Post‑acute/skilled nursing operators, including HCRMC, have been and continue to be impacted by a challenging operating environment, which has put downward pressure on revenues and operating income. Ongoing trends in the post‑acute/skilled nursing sector that are causing operators to adjust their business models include, but are not limited to: (i) a shift away from a traditional fee‑for‑service model towards new managed care models, which base reimbursement on patient outcome measures; (ii) increased penetration of Medicare Advantage plans (i.e., managed Medicare), which has reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients; (iii) increased competition from alternative healthcare services such as home health agencies, life care at home, community‑based service programs, retirement communities and convalescent centers; and (iv) increased regulatory scrutiny on government reimbursements.

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

For the year ended December 31, 2017, 61% of our revenues were derived from properties located in Pennsylvania, Ohio, Michigan, Florida and Illinois. We may continue to be subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, changes in state‑specific legislation and local climate events and natural disasters (such as earthquakes, wildfires and hurricanes), which could adversely affect our business and results of operations.

Our properties may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

HCRMC and our other tenants subject to triple‑net leases are required to provide various types of insurance covering the properties they lease from us, including, but not limited to, liability and property, including business interruption, coverage. Additionally, our properties are covered under a corporate general liability insurance program. We believe that the one property that is not subject to a triple‑net lease is adequately protected under our comprehensive insurance program. However, many of our properties are located in areas exposed to earthquake, hurricane, windstorm, flood and other natural disasters and may be subject to other losses. While we expect our tenants and operators will purchase insurance coverage for earthquake, hurricane, windstorm, flood and other natural disasters that they believe is adequate in light of current industry practice, and we will have, under our leases, the right to request that lessees provide additional insurance against such other hazards commonly insured against by similar property in the region, such insurance may not fully cover such losses. These losses can result in decreased anticipated revenues from a property and the loss of all or a portion of our investment in a property. Following these events, we may remain liable for any other financial obligations related to the property. The insurance market for such exposures can be very volatile, and our tenants and operators may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures for which we and our tenants and operators do not purchase insurance because we and they do not believe it is economically feasible to do so or where there is no viable insurance market.

The Properties are located in 29 states, and if one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose our investment in the damaged property as well as the anticipated future cash flows from such property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.

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

We have operated as a REIT under the applicable provisions of the Code, commencing with our initial taxable year ended December 31, 2016. We expect to terminate our REIT status in connection with the HCRMC Transactions. If our REIT status is not terminated and we determine to maintain REIT status, not more than 50% in value of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which we elect to be subject to tax and qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be subject to tax and qualify as a REIT). Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary or advisable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by the board of directors, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. For purposes of our ownership limit, a person includes a group as that term is used for purposes of Section 13(d)(3) of the Exchange Act. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our stock or otherwise be in the best interests of our stockholders. The acquisition of less than 9.8% of our outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% in value of our outstanding stock, and thus violate our charter’s ownership limit. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. In addition, our charter provides that (i) no person shall beneficially own shares of stock to the extent such beneficial ownership of stock would result in us failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897-(h) of the Code, and (ii) no person shall beneficially or constructively own shares of stock to the extent such beneficial or constructive ownership would cause us to own, beneficially or constructively, more than a 9.9% interest (as set forth in Section 856(d)(2)(B) of the Code) in a tenant of our real property. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void. Our charter also provides that shares of our capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a charitable beneficiary that we designate, and that any person who acquires shares of our capital stock in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well. A transfer of shares of our capital stock in violation of the limit may be void under certain circumstances. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders. If our Board of Directors determines that it is no longer in the best interests of QCP to attempt to, or continue to, qualify as a REIT, our 9.8% ownership limitation will no longer apply for our taxable years in which we do not qualify as a REIT.

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

In addition to the restriction on business combinations contained in the Maryland Business Combination Act, our charter and bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. For example, our directors may be removed only for cause by the affirmative vote of holders of two‑thirds of the outstanding shares of our voting stock. In addition, our charter requires the vote of two‑thirds of the shares entitled to vote on the matter to amend the provisions of our charter related to the removal of directors.

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

Our combined consolidated historical financial data included in this Annual Report may not reflect our business, financial position or results of operations had we been an independent, publicly‑traded company during all periods presented, or what our business, financial position or results of operations will be in the future as an independent, publicly‑traded company. Prior to the Spin‑Off, our business was operated by HCP as part of its corporate organization and not operated as a stand‑alone company. Furthermore, if the HCRMC Transactions are completed, we will commence consolidating the assets and operations of HCRMC into our financial statements.

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

The Separation and Distribution Agreement with HCP provides for, among other things, provisions governing our relationship with HCP with respect to and following the Spin‑Off. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Spin‑Off, as well as those obligations of HCP that we will assume pursuant to the Separation and Distribution Agreement. If we are required to indemnify HCP or its related parties under the circumstances set forth in this agreement, we may be subject to substantial liabilities. For additional information on our potential indemnification obligations, see Note 10. “Commitments and Contingencies—Legal Proceedings related to HCP” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report.

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

The agreements related to the Spin‑Off, including the Separation and Distribution Agreement, the Tax Matters Agreement and the Transition Services Agreement, were entered into in the context of the Spin‑Off while we were still controlled by HCP. As a result, they may not reflect terms that would have resulted from arm’s‑length negotiations between unaffiliated third parties. The terms of the agreements entered into in the context of the Spin‑Off concern, among other things, transition services, allocation of assets and liabilities attributable to periods prior to the Spin‑Off and the rights and obligations, including certain indemnification obligations, of HCP and us after the Spin‑Off.

RISKS RELATED TO OUR STATUS AS A REIT

Our failure to qualify as, or election to not continue to be, a REIT would result in higher taxes and reduced cash available for distribution to our stockholders. The HCRMC Transactions are expected to cause us to terminate our REIT status.

While we have operated as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2016, we expect to terminate our REIT status in connection with the HCRMC Transactions. If our REIT status is not terminated and we determine to maintain REIT status, our compliance with the REIT income and quarterly asset requirements will depend upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. In addition, we hold substantially all of our assets through certain subsidiary REITs, and any failure of such a subsidiary to qualify as a REIT could cause us to fail to satisfy the REIT requirements. Accordingly, there can be no assurance that the IRS will not contend that our investments violate the REIT requirements. In addition, our board of directors may determine that maintaining our REIT status would no longer be in the best interest of us or our stockholders, which may result from, for example, other business opportunities that we may wish to pursue or from opportunities arising from our relationship with HCRMC, and we may elect to discontinue our REIT status.

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

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from any of our tenants will not be treated as qualifying rent for purposes of these requirements if the applicable Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If any of the leases with our tenants and operators are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.

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

So long as we remain a REIT, REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

So long as we remain a REIT, we generally must distribute annually at least 90% of our REIT taxable income in order for us to qualify as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the required 85% and the amount that was actually distributed. So long as we remain a REIT, we intend to make distributions to our stockholders to comply with the REIT requirements of the Code. Due to our lack of REIT taxable income following the Spin-Off and the ongoing financial difficulties experienced by our primary tenant, HCRMC, we have not declared a dividend on our common stock since the Spin-Off.

Our taxable income is generated primarily by rents paid under the leases with our tenants and operators. From time to time, we may generate taxable income greater than our cash flows as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity or adversely impact our ability to raise short‑ and long‑term debt. Furthermore, the REIT distribution requirements may increase the financing needed to fund capital expenditures, further growth and expansion initiatives, which would increase our total leverage. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries (“TRSs”) or other subsidiary corporations that are subject to U.S. federal, state, and local corporate‑level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s‑length basis. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with the REIT requirements may cause us to forgo otherwise attractive acquisition and business opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, so long as we remain a REIT, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Dividends payable to domestic stockholders that are individuals, trusts and estates are generally taxed at reduced tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. If our REIT status is terminated, dividend distributions we make would be eligible for the more favorable rates applicable to regular corporate qualified dividends.

Complying with the REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities so long as we remain a REIT. Income from certain hedging transactions that we may enter into, including transactions to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non‑qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS so long as we remain a REIT. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

So long as we remain a REIT, the tax on prohibited transactions limits our ability to engage in certain transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.

So long as we remain a REIT, net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property that is held primarily for sale to customers in the ordinary course of our trade or business. We might be subject to this tax if we were to dispose of our property in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.

We have conducted and, so long as we remain a REIT, intend to continue to conduct our operations so that no asset that we own (or that we treat as being owned) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales at the REIT level, even though the sales might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe‑harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

U.S. federal tax reform legislation now and in the future could affect us, the geographic markets in which we operate, the trading of our shares and our results of operations, both positively and negatively, in ways that are difficult to anticipate.

The Tax Cuts and Jobs Act of 2017 (the “2017 Act”) represents sweeping tax reform legislation that makes significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules. So long as we remain a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs. Shareholders, however, are generally required to pay taxes on REIT dividends. The 2017 Act and future tax reform legislation could impact our share price or how shareholders and potential investors view an investment in us. For example, the decrease in corporate tax rates in the 2017 Act could decrease the attractiveness of the REIT structure relative to companies that are not organized as REITs. In addition, while certain elements of the 2017 Act do not impact us directly, they could impact the geographic markets in which we operate as well as our tenants in ways, both positive and negative, that are difficult to anticipate. For example, the limitation in the 2017 Act on the deductibility of certain state and local taxes may make operating in jurisdictions that impose such taxes at higher rates less desirable than operating in jurisdictions imposing such taxes at lower rates. The overall impact of the 2017 Act also depends on the future interpretations and regulations that may be issued by U.S. tax authorities, and it is possible that future guidance could adversely impact us.

So long as we remain a REIT, liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

If our REIT status is not terminated and we determine to continue to qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

So long as we remain a REIT, REIT ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. As described above, subject to certain exceptions, rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of the REIT gross income requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of such tenant’s stock entitled to vote or 10% or more of the total value of all classes of such tenant’s stock. To assist us in satisfying the REIT requirements, our charter contains certain ownership and transfer restrictions on our stock. More specifically, our charter provides that shares of our capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any person who acquires shares of our capital stock in violation of the ownership limit will not be entitled to any dividends on such shares or be entitled to vote such shares or receive any proceeds from the subsequent sale of such shares in excess of the lesser of the price paid for such shares or the amount realized from the sale (net of any commissions and other expenses of sale). A transfer of shares of our capital stock in violation of the ownership limit will be void ab initio under certain circumstances. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders. If our Board of Directors determines that it is no longer in the best interests of QCP to attempt to, or continue to, qualify as a REIT, our 9.8% ownership limitation will no longer apply for our taxable years in which we do not qualify as a REIT. See “—Risks Related to Our Business—Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.”

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

Additionally, any disposition by a significant stockholder of our common stock, or the perception in the market that such dispositions could occur, may cause the trading price of our common stock to fall. Any such decline could impair our ability to raise capital through future sales of our common stock. Further, our common stock may not qualify for certain investment indices, including indices specific to REITs, and any such failure may discourage new investors from investing in our common stock.

The market price and trading volume of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

•	adverse consequences and risks of the HCRMC Transactions and the HCRMC Bankruptcy, including our ability to operate and integrate HCRMC successfully following completion of the transactions;

•	an actual or potential event of default under our substantial indebtedness;

•	termination of our REIT status;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	our ability to obtain financing as needed;

•	changes in laws and regulations affecting our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating performance and stock price of comparable companies;

•	overall market fluctuations;

•	a decline in the real estate markets; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Our shares of common stock rank junior to all of our consolidated liabilities and preferred stock.

In the event of a bankruptcy, liquidation, dissolution or winding up, our assets would be available to pay obligations on the common stock only after all of our consolidated liabilities have been paid. In the event of a bankruptcy, liquidation, dissolution or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay any amounts with respect to the common stock then outstanding. Additionally, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Class A Preferred Stock a liquidation preference. We also have a significant amount of indebtedness, which amounted to $1.8 billion face value as of December 31, 2017, with availability of $25 million under the senior secured revolving credit facility. We may also take on additional long‑term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under the terms of our existing indebtedness.

Your percentage of ownership in our company may be diluted in the future.

In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise. We also anticipate granting compensatory equity awards to directors, officers, employees, advisors and consultants who provide services to us. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

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

We may be unable to pay dividends.

If we determine to maintain REIT status and our REIT status is not terminated, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this Annual Report. Dividends will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We may fail to achieve investment results that will allow us to make a specified level of cash dividends or year‑to‑year increases in cash dividends. In addition, no dividends may be declared or paid on our common stock unless dividends have been paid or set aside for payment on all outstanding shares of preferred stock that have a preference on distributions, including the Class A Preferred Stock.

Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described above under “—Risks Related to Our Status as a REIT—REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan”), we expect to terminate our REIT status in connection with the HCRMC Transactions, in which case we would no longer be required to pay such dividends. Moreover, even if we do elect to maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. We cannot assure you that we will pay any dividends on shares of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Properties Summary

Below is a summary of the Properties as of December 31, 2017:

	Number of
Property Type	Properties	Capacity(1)
HCRMC Properties:
Post‑acute/skilled nursing	160	22,106 beds
Memory care/assisted living	58	3,774 units
Non-core properties	74	9,089 beds/units
Total HCRMC Properties	292
Non‑HCMRC Properties:
Post‑acute/skilled nursing	25	2,601 beds
Assisted living	1	69 units
Surgical hospital	1	37 beds
Medical office	1	88,000 sq. ft.
Total properties	320

(1)

Capacity for post‑acute/skilled nursing and surgical hospital properties is measured in available bed count. Capacity for memory care/assisted living properties is measured in units (e.g., studio, one- or two-bedroom units). Capacity for medical office properties is measured in square feet.

Geographic Distribution

Below is a summary of the geographic distribution of the Properties, as of December 31, 2017, by number of properties:

6
1
1
1
1
6
2
28
4
6
53
9
1
30
8
51
20
3
7
4
2
2
17
1
6
2
9
1
38

	HCRMC	HCRMC	HCRMC
	Post-Acute/	Memory Care/	Non-Core	Non-HCRMC	Total
State	Skilled Nursing	Assisted Living(1)	Properties	Properties	Properties
PA	41	10	2	—	53
OH	18	8	19	6	51
FL	20	11	7	—	38
MI	14	4	10	—	28
IL	12	6	12	—	30
MD	12	6	2	—	20
VA	6	2	—	9	17
NJ	4	4	1	—	9
TX	—	3	5	1	9
IN	2	1	1	4	8
CA	7	—	—	—	7
IA	6	—	—	—	6
SC	6	—	—	—	6
WA	6	—	—	—	6
WI	—	—	6	—	6
CO	2	—	—	2	4
NV	—	—	2	2	4
DE	2	1	—	—	3
CT	—	2	—	—	2
GA	2	—	—	—	2
KS	—	—	2	—	2
MO	—	—	2	—	2
ID	—	—	—	1	1
LA	—	—	—	1	1
MT	—	—	—	1	1
NC	—	—	1	—	1
ND	—	—	1	—	1
SD	—	—	1	—	1
UT	—	—	—	1	1
Total properties	160	58	74	28	320
States	16	12	16	10	29

(1)	Includes nine non‑Arden Court‑branded properties that provide a combination of assisted living and independent living services.

Below is a graphical representation of our state‑by‑state revenues for the year ended December 31, 2017:

By State (% of Revenues)

Master Lease with HCRMC

Substantially all of our properties are leased to HCR III, as the lessee, under the Master Lease on a triple‑net lease basis (and currently guaranteed by HCRMC), consisting of 232 post‑acute/skilled nursing properties and 60 memory care/assisted living properties, including 74 non-core properties, as of December 31, 2017, for the remainder of the initial fixed terms for the four pools (based on asset class) described in the Master Lease, which pools expire on March 31, 2029, March 31, 2030, March 31, 2032 and March 31, 2033, respectively. Each of the pools of properties is further divided into sub‑pools, and each sub‑pool has two renewal options. The first renewal option for each sub‑pool ranges from five to 17 years (with a limited number less than five years). The second renewal option for each sub‑pool is five years. With respect to the applicable first renewal term, if exercised, the applicable pool must be renewed in its entirety. With respect to the applicable second renewal term, if exercised, a pool may be renewed on a sub‑pool basis, but any such sub‑pool, if renewed, must be renewed in its entirety.

Under the Master Lease, HCR III is responsible for operating, repairing and maintaining the HCRMC Properties in compliance with all applicable legal requirements. The maintenance and repair responsibilities include, among other things, maintaining every portion of each property, HCR III’s personal property and all private roadways, sidewalks and curbs appurtenant to the HCRMC Properties. During each of the 10th (beginning April 2021) and 20th (beginning April 2031) lease years, we have the right to obtain updated property condition assessments (each a “PCA”) for each of the properties. Based on the PCAs, we have the right to identify to HCR III items of deferred maintenance that HCR III will be required to complete during the following two lease years. HCR III is required to expend during each lease year, no less than the Annual Minimum Capital Project Amount for Capital Projects (as defined in the Master Lease), which, as of the date hereof, is equal to $849 per bed per year (subject to increase each lease year as required under the Master Lease) for all of the HCRMC Properties in the aggregate, but allocated among the properties at HCRMC’s discretion. Promptly following the expiration of each lease year, HCR III is required to furnish to us reasonable documentary evidence as to the completion of all capital projects for such lease year, together with the costs thereof. If HCR III fails to expend during any lease year the applicable Annual Minimum Capital Project Amount for Capital Projects, then HCR III is required to deposit with us a repair and replacement reserve in the amount required under the Master Lease.

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

If at any time during the term of the Master Lease, HCRMC, HCR III or any of their respective wholly owned subsidiaries (each, a “Covered Party”), desires to finance (whether the same is acquisition financing, refinancing or development financing and including, without limitation, through any sale‑leaseback or similar transaction) or to sell all or any portion of its interest in any memory care/assisted living property or skilled nursing property asset owned or currently leased by a Covered Party or in development pipeline set forth in the Master Lease, then we (directly or through our affiliates) will have a right of first refusal with respect to any such transaction (unless it is with an affiliate of a Covered Party).

Because we lease the HCRMC Properties to HCRMC through its wholly owned subsidiary, HCR III, as lessee under the Master Lease, HCRMC is the source of substantially all of our revenues, and HCRMC’s financial condition and ability and willingness to satisfy its obligations under the Master Lease, and its willingness to renew the Master Lease upon expiration of the initial fixed term thereof, significantly impact our revenues and our ability to service our indebtedness and to make distributions to our stockholders. HCRMC’s 2017 and 2016 audited consolidated financial statements each included a “going concern” exception for HCRMC in the auditor opinion and there can be no assurance that HCRMC will have sufficient assets, income and access to financing to enable it to satisfy its obligations under the Master Lease, and any inability or unwillingness on its part to do so would continue to have, even if HCRMC were to successfully exit the HCRMC Bankruptcy, a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations, and on our ability to pay dividends to our stockholders, as required for us to qualify, and maintain our status, as a REIT. See “Risk Factors—Risks Related to the HCRMC Transactions and the HCRMC Bankruptcy” and “Risk Factors—Risks Related to Our Business.”

For additional information regarding the Master Lease, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—HCRMC Financial Information” and Note 3 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent paid to us for our portfolio for the periods presented (square feet in thousands):

Property Type(1)	2017	2016	2015	2014	2013
Post‑acute/skilled nursing:
Average annual rent per bed(2)	$7,184	$11,767	$12,548	$12,772	$12,339
Average capacity (beds)(3)	33,360	33,434	34,234	37,419	37,491
Memory care/assisted living:
Average annual rent per unit(2)	$16,230	$15,552	$14,792	$13,144	$12,733
Average capacity (units)(3)	4,279	4,508	4,540	4,859	4,847
Surgical hospital:
Average annual rent per bed(2)	$61,480	$58,036	$62,519	$62,376	$58,529
Average capacity (beds)(3)	37	37	37	37	37
Medical office(4):
Average occupancy percentage	89%	99%	96%	96%	N/A
Average annual rent per occupied square foot(2)	$44	$44	$45	$44	N/A
Average occupied square feet(3)	78	87	85	85	N/A

(1)	Our properties are generally leased under triple‑net lease structures for each of the periods reported.

(2)

Average annual rent per bed/unit/square foot is presented as a ratio of revenues comprised of rental and related revenues and tenant recoveries divided by the average capacity or average occupied square feet of the properties and annualized for acquisitions for the year in which they occurred. Average annual rent for 2017, 2016 and 2015 excludes non‑cash revenue adjustments (i.e., straight‑line rents and amortization of market lease intangibles), and excludes the 28 non‑strategic properties held for sale as of December 31, 2015.

(3)

Capacity for post‑acute/skilled nursing and surgical hospital properties is measured in available bed count. Capacity for memory care/assisted living properties is measured in units (e.g., studio, one- or two-bedroom units). Capacity for medical office buildings is measured in square feet. Average capacity for post‑acute/skilled nursing, memory care/assisted living and surgical hospital properties is as reported by the respective tenants or operators for the twelve‑month period one quarter in arrears from the periods presented. Capacity for 2017, 2016 and 2015 excludes the 28 non‑strategic properties held for sale as of December 31, 2015.

(4)	No data is presented for 2013 as the medical office building was acquired in July 2014.

Lease Expirations

Below is a summary, as of December 31, 2017, of the lease expirations for the next 10 years and thereafter at our leased properties, assuming that none of the renewal or purchase options are exercised (dollars and square feet in thousands):

Property Type	Total	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028+
Post‑acute/skilled nursing:
Properties	257	—	21	—	—	4	—	—	—	—	—	232
Beds	33,459	—	2,193	—	—	408	—	—	—	—	—	30,858
Base rent(1)	$412,792	$—	$19,489	$—	$—	$3,311	$—	$—	$—	$—	$—	$389,992
% of base rent	100%	0%	5%	0%	0%	1%	0%	0%	0%	0%	0%	94%
Memory care/assisted living:
Properties	61	—	—	—	—	1	—	—	—	—	—	60
Units	4,295	—	—	—	—	69	—	—	—	—	—	4,226
Base rent(1)	$70,266	$—	$—	$—	$—	$718	$—	$—	$—	$—	$—	$69,548
% of base rent	100%	0%	0%	0%	0%	1%	0%	0%	0%	0%	0%	99%
Surgical hospital:
Properties	1	—	—	—	—	—	—	—	1	—	—	—
Beds	37	—	—	—	—	—	—	—	37	—	—	—
Base rent(1)	$2,259	$—	$—	$—	$—	$—	$—	$—	$2,259	$—	$—	$—
% of base rent	100%	0%	0%	0%	0%	0%	0%	0%	100%	0%	0%	0%
Medical office:
Square feet	72	—	27	6	—	—	14	—	25	—	—	—
Base rent(1)	$2,033	$—	$666	$165	$—	$—	$360	$—	$842	$—	$—	$—
% of base rent	100%	0%	33%	8%	0%	0%	18%	0%	41%	0%	0%	0%
Total:
Base rent(1)	$487,350	$—	$20,155	$165	$—	$4,029	$360	$—	$3,101	$—	$—	$459,540
% of base rent	100%	0%	4%	0%	0%	1%	0%	0%	1%	0%	0%	94%

(1)

December 2017 base rent annualized for 12 months (excluding the HCRMC December 2017 rent deferral of $16.0 million), which does not include tenant recoveries and non-cash revenue adjustments (i.e., straight-line rents and amortization of market lease intangibles).

Item 3.  Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Except as contained in Note 10. “Commitments and Contingencies—Legal Proceedings related to HCRMC” and “—Legal Proceedings related to HCP” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to record a liability when a loss is considered probable and the amount can be reasonably estimated and to expense legal costs as they are incurred. The information contained in Note 10. “Commitments and Contingencies—Legal Proceedings related to HCRMC” and “—Legal Proceedings related to HCP” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report is incorporated by reference in this Item 3.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NYSE on October 20, 2016 under the symbol “QCP-WI” and on October 31, 2016 under the symbol “QCP.” It is our policy to declare quarterly dividends to common stockholders so as to comply with applicable provisions of the Code governing REITs. The following table sets forth, for the periods indicated, the high and low sales prices per common share and the dividends declared per common share:

			Dividend
	Price Per		Declared Per
	Common Share		Common
	High	Low	Share
2017
Fourth Quarter	$16.74	$13.44	$—
Third Quarter	$18.89	$13.13	$—
Second Quarter	$19.99	$16.25	$—
First Quarter	$19.50	$15.30	$—
2016
Fourth Quarter (from October 20, 2016)	$24.05	$11.57	$—

The closing price for the Company’s shares of common stock, as reported by the NYSE on December 31, 2017, was $13.81 per share.

Stockholder Information

As of February 28, 2018, we had approximately 8,400 common stockholders of record.

Dividends

So long as we remain a REIT, dividends with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Due to our lack of REIT taxable income following the Spin-Off and the ongoing financial difficulties experienced by our primary tenant, HCRMC, we have not declared a dividend on our common stock since the Spin-Off on October 31, 2016.

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

The combined consolidated financial statements for periods prior to the separation include expense allocations related to certain HCP corporate functions, including executive oversight, treasury, finance, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on cash net operating income, property count, square footage or other measures. Management considers the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly‑traded company for all periods presented. Management believes that the assumptions and estimates used in preparation of the underlying combined consolidated financial statements are reasonable. However, the combined consolidated financial statements herein do not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been if it had been a stand-alone company during all periods presented, nor are they necessarily indicative of its future results of operations, financial position or cash flows, including the impact of a potential completion of the HCRMC Transactions.

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

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Statement of operations and comprehensive (loss) income data:
Revenues:
Rental and related revenues	$317,217	$469,698	$574,332	$568,380	$565,605
Tenant recoveries	1,281	1,473	1,464	1,029	—
Total revenues	318,498	471,171	575,796	569,409	565,605
Costs and expenses:
Depreciation and amortization	131,623	165,555	244,624	247,914	247,583
Operating	2,434	3,720	3,729	3,247	2,689
General and administrative	27,172	22,058	23,907	20,690	29,098
Restructuring costs	18,487	—	—	—	—
Interest	140,549	25,019	—	—	—
Impairments	445,697	167,057	227,383	—	—
Total costs and expenses	765,962	383,409	499,643	271,851	279,370
Other income (loss):
Gain (loss) on sales of real estate	3,283	10,583	39,140	(1,917)	—
Other income, net	2,807	282	70	953	107
Total other income (loss), net	6,090	10,865	39,210	(964)	107
(Loss) income before income taxes and income from and impairments of equity method investment	(441,374)	98,627	115,363	296,594	286,342
Income tax expense	(2,087)	(17,482)	(798)	(765)	(654)
Income from equity method investment	—	—	34,510	60,469	63,011
Impairments of equity method investment	—	—	(35,882)	(63,255)	(15,600)
Net (loss) income and comprehensive (loss) income	(443,461)	81,145	113,193	293,043	333,099
Noncontrolling interests' share in earnings	(80)	—	—	—	—
Net (loss) income and comprehensive (loss) income attributable to the Company	(443,541)	81,145	113,193	293,043	333,099
Less: preferred share dividends	(292)	—	—	—	—
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(443,833)	$81,145	$113,193	$293,043	$333,099
(Loss) earnings per common share, basic and diluted	$(4.74)	$0.87	$1.21	$3.13	$3.56

	December 31,
(in thousands)	2017	2016	2015	2014
Balance sheet data:
Total assets	$4,392,064	$4,789,375	$5,093,634	$5,663,790
Total debt obligations	$1,762,180	$1,713,069	$—	$—
Redeemable preferred stock	$1,930	$1,930	$—	$—
Total equity	$2,599,260	$3,035,293	$5,087,494	$5,657,927

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the combined consolidated financial statements and notes thereto included in Part IV, Item 15 of this Annual Report. See “—Overview—Basis of Presentation” below for defined terms. Our financial statements may not necessarily reflect our future financial condition, results of operations or cash flows, or what they would have been had we been a separate, stand‑alone company during the periods presented, or following the completion of the HCRMC Transactions. If the HCRMC Transactions are completed as currently expected, HCRMC will become our wholly owned subsidiary and thereafter its assets, liabilities and results of operations will be consolidated into our financial statements. In addition, upon such completion, HCR III will continue to lease the HCRMC Properties pursuant to the Master Lease (as amended pursuant to the Plan Sponsor Agreement or as further amended). However, following such completion, we expect to eliminate the impact of the Master Lease in connection with preparing our consolidated financial statements.

Overview – Basis of Presentation

Quality Care Properties, Inc. (“QCP” or the “Company”) is a publicly-traded Maryland corporation (NYSE: QCP) primarily engaged in the ownership and leasing of post‑acute/skilled nursing properties and memory care/assisted living properties. We were formed in 2016 to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). Prior to the separation from HCP, which was completed on October 31, 2016, QCP was a wholly owned subsidiary of HCP. In connection with the separation, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, dated as of October 31, 2016, by and between HCP and QCP, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date (the “Spin‑Off”). Upon completion of the HCRMC Transactions, the Tranche B DRO will be eliminated and any accrued but unpaid rent under the Master Lease released pursuant to the Master Lease Amendment (as defined below).

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP on a consolidated basis after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. QCP elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its initial taxable year ended December 31, 2016. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income. We expect to terminate our REIT status in connection with the HCRMC Transactions. If our REIT status is not terminated and we determine to maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

As of December 31, 2017, the Properties consisted of 257 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building, including 74 non-core properties. The Properties are primarily located in Pennsylvania, Illinois, Ohio, Florida and Michigan. As of December 31, 2017, 292 of the 320 properties were leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The Master Lease properties are leased to HCRMC’s wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of HCR III’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC. Our primary source of revenues is rent payable under the Master Lease.

The Master Lease is structured as a triple‑net lease, in which HCRMC, either directly or through its affiliates and sublessees, operates the properties and is responsible for all operating costs associated with the properties, including the payment of property taxes, insurance and repairs, and providing indemnities to us against liabilities associated with the operation of the properties.

Before the Spin-Off, QCP had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by HCP on the Spin-Off date are presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in HCP’s books and records. Additionally, the financial statements reflect the shares of common stock outstanding at the separation date as outstanding for all periods prior to the separation.

Following the Spin-Off, we initially lacked certain non‑management administrative capabilities, and accordingly, we entered into an agreement pursuant to which HCP would provide certain administrative and support services to us on a transitional basis (the “Transition Services Agreement”). As of October 31, 2017, we completed the transition of these services to QCP’s operating platform, and the Transition Services Agreement expired in accordance with its terms.

For periods prior to the separation, the historical combined consolidated financial statements included in Part IV, Item 15 of this Annual Report include the combined consolidated accounts of the QCP Business as derived from HCP’s consolidated financial statements and accounting records at their historical carrying values. The historical combined consolidated financial statements reflect our financial position, results of operations and cash flows as “carved out” from HCP prior to the Spin‑Off, in conformity with U.S. generally accepted accounting principles (“GAAP”).

Going Concern Assessment

The combined consolidated financial statements included in Part IV, Item 15 of this Annual Report have been presented on the basis that the Company would continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In its annual going concern assessment, management identified certain conditions which raised substantial doubt about the Company’s ability to continue as a going concern prior to consideration of management’s plans to mitigate the conditions identified and alleviate the substantial doubt. A “going concern” or like qualification or exception in the independent auditors’ opinion within their report accompanying the combined consolidated financial statements would constitute an event of default under our senior secured credit facilities.

HCRMC, the ultimate parent company of our principal tenant, continues to be adversely impacted by underperformance, and a challenging operating environment in the post-acute/skilled nursing sector. The impact of the downward, and expected continued, pressure on revenues and operating income has resulted in HCRMC’s default under the Master Lease and materially lower rent payments to the Company. This continued performance decline has reduced, and will likely continue to reduce, the Company’s cushion/coverage under its debt service coverage ratio (“DSCR”), a covenant in its senior secured credit facilities. We believe it is likely that our DSCR will fall below the minimum 1.75 coverage in 2018, which would constitute a covenant violation and event of default under such credit facilities, absent proactive action by management.

In order to address the risk of covenant violation, management plans to implement the following actions:

•

We are in the process of selling 74 non-core skilled nursing/senior housing facilities. The proceeds of any such sales will be used to reduce debt and improve our DSCR covenant compliance. We expect to close on the sales of some or all of these assets before the end of 2018.

•	We expect to use a portion of our cash on hand ($325.6 million as of December 31, 2017) to repay a portion of our outstanding indebtedness in order to maintain compliance with our DSCR covenant.

•	We expect to maintain sufficient liquidity levels to enable us to honor our current obligations over the next 12 months.

Further, in connection with the HCRMC Transactions (as defined below), we expect to consolidate some or all of the operations and assets and liabilities of HCRMC, including the Centerbridge Facility, which is scheduled to mature on January 17, 2019. We believe, based on the performance and relatively low leverage of the collateral (the hospice business), it is probable that we will be able to extend the maturity or refinance this obligation prior to maturity.

We believe it is probable that management’s plans will be effectively implemented during 2018 and the first quarter of 2019. Moreover, we believe it is probable that management’s plans, when implemented, will mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

The HCRMC Transactions and the HCRMC Bankruptcy

On March 2, 2018, we entered into a plan sponsor agreement (the “Plan Sponsor Agreement”) with HCRMC, HCP Mezzanine Lender, LP, a wholly owned subsidiary of QCP (“Purchaser”), and certain lessor subsidiaries of QCP. The Plan Sponsor Agreement contemplates that, among other things, pursuant to a prepackaged plan of reorganization of HCRMC (the “Prepackaged Plan”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), Purchaser will acquire all of the issued and outstanding capital stock of HCRMC, in exchange for the discharge under the Prepackaged Plan of all claims of QCP against HCRMC and its subsidiaries arising under HCRMC’s guaranty of the Master Lease.

On March 4, 2018, as required by the Plan Sponsor Agreement, HCRMC filed a voluntary petition for reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Under the terms of the Plan Sponsor Agreement and as contemplated in the Prepackaged Plan, all creditors of HCRMC other than QCP will be unimpaired.

See Item 1. “Business—The HCRMC Transactions and the HCRMC Bankruptcy,” Item 1A. “Risk Factors—Risks Related to the HCRMC Transactions and the HCRMC Bankruptcy” and Note 14. “Subsequent Events” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report.

Ordering of Analysis

We discuss and provide our analysis in the following order:

•	Portfolio overview;

•	Results of operations;

•	HCRMC financial information;

•	Liquidity and capital resources;

•	Dividends;

•	Contractual obligations;

•	Off‑balance sheet arrangements;

•	Inflation;

•	Non-GAAP financial measures;

•	Critical accounting policies;

•	Recent accounting pronouncements; and

•	Investment and financing policies.

PORTFOLIO OVERVIEW

As of December 31, 2017, our portfolio consisted of 320 properties as follows (dollars in millions):

Operator	Property Type	Property Count	Operating Beds/Units(1)	Net Book Value	2017 EBITDAR(1)(2)	Occupancy %(1)
HCRMC	Post-acute/skilled	160	22,106	$3,000	$211	84.4
	Senior housing	58	3,774	592	72	80.1
	Non-core properties	74	9,089	370	(3)	76.4
Tandem Consulate Health Care	Post-acute/skilled	9	932	40	14	91.0
Covenant Care	Post-acute/skilled/ Senior housing	12	1,261	40	12	72.5
Genesis HealthCare	Post-acute/skilled/ Senior housing	5	477	11	5	70.4
Remaining	Surgical hospital/ Medical office	2	37 Beds/ 88,000 Sq. Ft.	44	6	N/A
Total		320		$4,097	$317

(1)	Data was derived by us solely from information provided to us by the operators.
(2)

Normalized earnings before interest, taxes, depreciation amortization and rent. Includes imputed management fee of 4% on post-acute/skilled and senior housing and 2% on surgical hospital (included in remaining category).

Master Lease with HCRMC including an Event of Default, Lease Modifications and Related Impairments

The Company derived 91% of its total revenues for the year ended December 31, 2017 from the 292 properties leased to HCRMC under the Master Lease and operated by HCRMC through HCR III. See “—HCRMC Financial Information” below for more information on HCRMC’s financial results.

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

In November 2016, we provided to HCR III reductions of contractual rent due under the Master Lease as follows: a $5 million reduction for the month of November 2016, a $15 million reduction for the month of December 2016 and a $10 million reduction for the month of January 2017. HCR III paid in full the reduced rent due for the months of November 2016, December 2016 and January 2017 and the contractual rent due for the months of February 2017 and March 2017.

On April 5, 2017, the Company entered into a forbearance agreement (the "First Agreement") with HCR III and HCRMC (together, "HCR ManorCare"). Among other things, the First Agreement required HCR ManorCare to make cash rent payments of $32 million for each of April, May and June of 2017, with a deferral of payment of the additional $7.5 million per month otherwise due until the earlier of (i) July 5, 2017 and (ii) an early termination of the First Agreement, with all deferred amounts becoming immediately due and payable upon an early termination. The First Agreement also required HCR ManorCare to deliver its 2016 audited financial statements and auditor consent to QCP not later than April 10, 2017, which were received on April 10, 2017 and included a "going concern" exception for HCR ManorCare in the auditor opinion. During the term of the First Agreement, QCP also agreed to provide HCR ManorCare with a temporary secured extension of credit of up to $7 million per month during each of April, May and June of 2017 (up to $21 million in the aggregate), which would be due and payable in full not later than December 31, 2017, subject to acceleration upon certain events.

HCR ManorCare made the reduced cash rent payments of $32 million for each of April and May of 2017. HCR ManorCare borrowed $7 million for April 2017 under the temporary secured credit agreement.

On June 2, 2017, QCP received $15 million from HCR ManorCare, constituting $8 million of rent and repayment of the $7 million secured loan extended pursuant to the First Agreement, rather than the full $32 million in rent required to be paid for June 2017 under the terms of the First Agreement.

HCR ManorCare was then required to pay approximately $39.5 million in monthly rent under the Master Lease. On July 7, 2017, QCP received approximately $8.2 million from HCR ManorCare. On July 7, 2017, QCP delivered a notice of default under the Master Lease relating to nonpayment of rent due and other matters. The notice of default demanded payment of all current and past due rent, totaling approximately $79.6 million, by the end of the day on July 14, 2017. Such amount was not paid, and therefore, an event of default exists under the Master Lease, causing an additional approximately $265 million of Tranche B DRO to become immediately due and payable and permitting the QCP lessors to terminate the Master Lease, appoint receivers or exercise other remedies with respect to any and all leased properties. On August 3, 2017, QCP received approximately $23.0 million in rent from HCR ManorCare.

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

On September 25, October 19, November 2, and December 4, 2017, QCP announced that it had agreed with HCR ManorCare to extend the deadline for HCR ManorCare's response to QCP's receivership complaint to October 18, November 1, and December 1, 2017 and January 15, 2018, respectively, in each case subject to Court approval (which was granted), to allow for the continuation of workout discussions, including with respect to the sale or re-leasing of any of the HCRMC Properties. HCR ManorCare paid approximately $17.6 million, $21.0 million and $19.0 million in rent for September, October and November 2017, respectively.

On December 22, 2017, QCP and certain of its subsidiaries entered into a Forbearance Agreement and Amendment to Master Lease and Security Agreement (the “Second Agreement”) with HCR ManorCare. The Second Agreement amends the Master Lease to reduce monthly cash rent to $23.5 million (“Reduced Cash Rent”) during a one-year rent reduction period beginning on November 30, 2017 and ending on November 30, 2018 (the “Rent Reduction Period”). Rent in excess of Reduced Cash Rent is deferred during the Rent Reduction Period and becomes immediately due and payable at the end of the Rent Reduction Period. HCR ManorCare paid $23.5 million of Reduced Cash Rent for December 2017.

On January 16, 2018, QCP announced that it had agreed with HCR ManorCare to extend the deadline for HCR ManorCare's response to QCP's receivership complaint to January 26, 2018, subject to Court approval (which was granted), to allow for the continuation of workout discussions, including with respect to the sale or re-leasing of any of the HCRMC Properties. On January 26, 2018, HCR ManorCare responded to the complaint by filing a motion to dismiss certain claims in the receivership complaint.

On February 9, 2018, QCP filed an amendment to its receivership complaint, updating and revising certain information, but reiterating the major requests from the original complaint, including the appointment of an independent receiver.

On March 2, 2018, we agreed in the Plan Sponsor Agreement to enter into an amendment to the Master Lease on the date of the closing of the HCRMC Transactions (the “Master Lease Amendment”). The Master Lease Amendment will provide that, among other things, until the seventh anniversary of the closing date, HCR III will be permitted to defer paying any portion of the monthly minimum rent due to QCP to the extent that HCR III does not have cash and cash equivalents available to make such payment in a calendar month after HCR III retains amounts reasonably required, taking into account projected receipts, to satisfy HCR III’s monthly cash needs and liabilities reasonably anticipated to be paid in cash within 90 days of the first business day of such calendar month. This new deferred rent obligation will be due and payable upon the earlier of the seventh anniversary of the effective date of the Prepackaged Plan or the occurrence of certain other specified events. Upon completion of the HCRMC Transactions, the Tranche B DRO will be eliminated and any accrued but unpaid rent under the Master Lease released pursuant to the Master Lease Amendment. Within seven days of completion, HCRMC’s guaranty of the Master Lease will be terminated, released and discharged. See Item 1. “Business—The HCRMC Transactions and the HCRMC Bankruptcy” and Note 14. “Subsequent Events” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report for a more detailed description of the Plan Sponsor Agreement.

Concurrent with the signing of the Plan Sponsor Agreement, HCR ManorCare made a rent payment to QCP of $23.5 million, which represents the $14 million and $9.5 million payments previously due on January 25 and February 10, 2018, respectively. While HCR ManorCare continues to be in default under the Master Lease, we agreed in the Plan Sponsor Agreement to forbear from bringing suit or exercising certain remedies under the Master Lease, including with respect to the failure to pay rent and a related event of default, until the earlier of the completion of the HCRMC Transactions or termination of the Plan Sponsor Agreement.

As of June 30, 2017, in connection with management’s belief that an event of default was imminent and the closing of our fiscal quarter, the Company expected to have the ability to sell or re-lease, in either case unencumbered by the Master Lease, any HCRMC Property. This resulted in a reduction in the expected holding period of certain properties, which resulted in impairment charges. During 2017, the Company recognized impairment charges totaling $445.7 million related to certain skilled nursing properties classified as held for use, of which $352.9 million related to non-core properties. The properties were determined to be impaired in connection with the closing of the second, third and fourth quarters of 2017 under the recoverability test because the carrying value of the respective properties exceeded the expected undiscounted cash flows over the estimated holding period for the respective properties, due to a reduction in the expected holding period for the properties and the continued financial deterioration of the post-acute/skilled nursing sector. The impairment charges are equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties. If the post-acute/skilled nursing sector and, in particular, the operating results of HCRMC, continue to decline, our remaining properties may lose value and we may recognize additional impairments in the near term.

The Company incurred legal, advisory and diligence costs related to its restructuring and workout discussions with HCRMC totaling $18.5 million during 2017.

Tenant Purchase Options

On May 30, 2017, the Company and Tandem Health Care, LLC (“Tandem”), a tenant with an option to purchase the nine properties it leases from us at a favorable purchase price, entered into a lease amendment extending the option expiration date from May 31, 2017 to July 31, 2017 and increasing the purchase price. In connection with entering into the amendment, the Company collected a $1.0 million nonrefundable deposit from Tandem, which amount would be applied towards the purchase price upon option exercise. On July 31, 2017, Tandem exercised their purchase option, paying an additional $0.5 million nonrefundable deposit to be applied towards the purchase price. On October 4, 2017, the Company and Tandem entered into a lease amendment extending the closing date to potentially as late as January 4, 2018, subject to the receipt of certain nonrefundable extension fees and deposits. On October 5, October 23 and November 30, 2017, Tandem paid a $1.0 million nonrefundable extension fee, a $1.0 million nonrefundable extension deposit and an additional $1.0 million nonrefundable extension fee, respectively, to extend the closing date to January 4, 2018. As a result of Tandem’s failure to consummate the purchase option on or prior to January 4, 2018, the purchase option has expired. The Company will retain the $4.5 million in nonrefundable deposits and extension fees received from Tandem, of which $2.0 million of fees is included in other income for 2017 and $2.5 million of deposits will be recognized as income in 2018.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Results for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended
	December 31,		Change
	2017	2016	$
Revenues:
Rental and related revenues	$317,217	$469,698	$(152,481)
Tenant recoveries	1,281	1,473	(192)
Total revenues	318,498	471,171	(152,673)
Costs and expenses:
Depreciation and amortization	131,623	165,555	(33,932)
Operating	2,434	3,720	(1,286)
General and administrative	27,172	22,058	5,114
Restructuring costs	18,487	—	18,487
Interest	140,549	25,019	115,530
Impairments	445,697	167,057	278,640

Total costs and expenses	765,962	383,409	382,553
Other income:
Gain on sales of real estate	3,283	10,583	(7,300)
Other income, net	2,807	282	2,525
Total other income, net	6,090	10,865	(4,775)
(Loss) income before income taxes	(441,374)	98,627	(540,001)
Income tax expense	(2,087)	(17,482)	15,395
Net (loss) income and comprehensive (loss) income	(443,461)	81,145	(524,606)
Noncontrolling interests' share in earnings	(80)	—	(80)
Net (loss) income and comprehensive (loss) income attributable to the Company	(443,541)	81,145	(524,686)
Less: preferred share dividends	(292)	—	(292)
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(443,833)	$81,145	$(524,978)

Total revenues.  Total revenues decreased by $152.7 million to $318.5 million for the year ended December 31, 2017 primarily due to a $161.2 million aggregate net reduction/deferral/underpayment of rent due under the Master Lease for the 2017 period. This decrease was partially offset by a net $8.5 million increase primarily from rent escalations under the Master Lease, net of reductions related to the sale of 28 non‑strategic properties and one additional property during 2017 and 2016.

Depreciation and amortization expense.  Depreciation and amortization expense decreased by $33.9 million to $131.6 million for the year ended December 31, 2017 primarily due to reductions related to depreciable assets with estimated useful lives of five years becoming fully depreciated in the first quarter of 2016 and reductions related to lower depreciable bases of properties that were impaired during the fourth quarter of 2016 and the second and third quarters of 2017.

Operating expenses.  Operating expenses decreased by $1.3 million to $2.4 million for the year ended December 31, 2017 primarily due to certain asset management costs no longer being allocated to operating expenses after the Spin-Off, which was completed on October 31, 2016.

General and administrative expenses.  General and administrative expenses increased by $5.1 million to $27.2 million for the year ended December 31, 2017 primarily due to additional compensation-related and other costs being incurred by the Company on a stand-alone basis after the Spin-Off, which was completed on October 31, 2016.

Restructuring costs.  Restructuring costs of $18.5 million incurred during the year ended December 31, 2017 consist primarily of legal, advisory and diligence costs related to the Company’s restructuring and workout discussions with HCRMC.

Interest.  Interest expense increased by $115.5 million to $140.5 million for the year ended December 31, 2017 primarily related to the indebtedness incurred in connection with the Spin-Off, which was completed on October 31, 2016.

Impairments.  During the year ended December 31, 2017, we recognized impairment charges totaling $445.7 million related to certain properties classified as held for use. During the year ended December 31, 2016, we recognized the following: (i) an additional impairment charge of $21.4 million related to 18 properties classified as held for sale and (ii) an impairment charge of $145.7 million related to seven properties classified as held for use. The properties were determined to be impaired and the impairment charge for each period is equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties classified as held for use or the projected sales price less costs to sell of the respective properties classified as held for sale (see Note 4 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Gain on sales of real estate.  During the year ended December 31, 2017, we recognized a gain of $3.3 million from the sale of seven non‑strategic properties. During the year ended December 31, 2016, we recognized a gain of $10.6 million from the sale of 22 non-strategic properties.

Other income, net.  Other income, net increased by $2.5 million to $2.8 million for the year ended December 31, 2017 primarily due to the recognition of $2.0 million of nonrefundable fees received from Tandem in 2017 related to an expired purchase option.

Income tax expense.  Income tax expense decreased by $15.4 million to $2.1 million for the year ended December 31, 2017. The decrease is primarily the result of recognizing tax liabilities of $16.5 million, representing state built‑in gain tax resulting from the tax liquidation of a QCP subsidiary, during 2016 (see Note 11 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report), with no such expense incurred during 2017.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Results for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended
	December 31,		Change
	2016	2015	$
Revenues:
Rental and related revenues	$469,698	$574,332	$(104,634)
Tenant recoveries	1,473	1,464	9
Total revenues	471,171	575,796	(104,625)
Costs and expenses:
Depreciation and amortization	165,555	244,624	(79,069)
Operating	3,720	3,729	(9)
General and administrative	22,058	23,907	(1,849)
Interest	25,019	—	25,019
Impairments	167,057	227,383	(60,326)
Total costs and expenses	383,409	499,643	(116,234)
Other income:
Gain (loss) on sales of real estate	10,583	39,140	(28,557)
Other income, net	282	70	212
Total other income, net	10,865	39,210	(28,345)
Income before income taxes and income from and impairment of equity method investment	98,627	115,363	(16,736)
Income tax expense	(17,482)	(798)	(16,684)
Income from equity method investment	—	34,510	(34,510)
Impairment of equity method investment	—	(35,882)	35,882
Net income and comprehensive income	81,145	113,193	(32,048)
Noncontrolling interests' share in earnings	—	—	—
Net income and comprehensive income attributable to the Company	81,145	113,193	(32,048)
Less: preferred share dividends	—	—	—
Net income and comprehensive income attributable to common shareholders	$81,145	$113,193	$(32,048)

Total revenues.  Total revenues decreased by $104.6 million to $471.2 million for the year ended December 31, 2016. The decrease was primarily the result of the following: (i) $114.6 million reduction related to the change in income recognition to a cash basis method of accounting for the Master Lease commencing in January 2016; (ii) $21.5 million reduction related to the sale of 43 non‑strategic properties and one additional property during 2016 and 2015; (iii) $5 million and $15 million reductions of rent due under the Master Lease for November 2016 and December 2016, respectively, and (iv) $2.8 million net reduction as a result of the HCRMC Lease Amendment effective April 2015. This decrease was partially offset by $54.8 million that was reclassified to equity income in the 2015 period as a result of our ownership interest in HCRMC, which is no longer reclassified in 2016 (see Note 3 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

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

Impairments.  During the year ended December 31, 2015, we recognized the following: (i) an impairment charge of $47.1 million related to the 50 non‑strategic properties to be sold and (ii) an impairment charge of $180.3 million related to straight-line rent receivables, net of $17.2 million that was recharacterized to equity income as a result of our ownership interest in HCRMC. During the year ended December 31, 2016, we recognized the following: (i) an additional impairment charge of $21.4 million related to 18 properties classified as held for sale and (ii) an impairment charge of $145.7 million related to seven properties classified as held for use. The properties were determined to be impaired and the impairment charge for each period is equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties classified as held for use or the projected sales price less costs to sell of the respective properties classified as held for sale (see Notes 3 and 4 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Gain on sales of real estate.  During the year ended December 31, 2016, we recognized a gain of $10.6 million from the sale of 22 properties. During the year ended December 31, 2015, we recognized a gain of $39.1 million from the sale of 22 non-strategic properties.

Income tax expense.  Income tax expense increased $16.7 million to $17.5 million for the year ended December 31, 2016. The increase was the result of recognizing tax liabilities of $16.5 million, representing state built‑in gain tax resulting from the tax liquidation of a QCP subsidiary during 2016 (see Note 11 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Income from equity method investment.  For the year ended December 31, 2015, we recognized $34.5 million of income related to our ownership interest in HCRMC. In December 2015, we reduced the carrying amount of our equity method investment in HCRMC to zero (see impairment recognized in 2015 below) and, beginning January 2016, income is recognized only if cash distributions are received from HCRMC. As a result, no income was recognized during the year ended December 31, 2016 (see Note 5 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

Impairment of equity method investment.  For the year ended December 31, 2015, we recognized an impairment of $35.9 million related to our equity method investment in HCRMC, reducing the carrying amount of our equity method investment in HCRMC to zero, as a result of our review of HCRMC’s operating results and market industry data (see Note 5 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

HCRMC UNAUDITED FINANCIAL INFORMATION

HCRMC is our principal operator and lessee, representing approximately 91% of our total revenues for the year ended December 31, 2017. HCRMC, along with other post-acute/skilled nursing operators, has been and continues to be adversely impacted by a challenging operating environment in the post-acute/skilled nursing sector, which has put downward pressure on revenues and operating income. Ongoing trends in the post-acute/skilled nursing sector include, but are not limited to the following:

•	A shift away from a traditional fee for service model towards new managed care models, which base reimbursement on patient outcome measures;

•

Increased penetration of Medicare Advantage plans (i.e., managed Medicare), which has reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients;

•

Increased competition from alternative healthcare services such as home health agencies, life care at home, community-based service programs, senior housing, retirement communities and convalescent centers;

•	Increased regulatory scrutiny on government reimbursements; and

•	Wage pressure above reimbursement rate growth.

In addition to the industry trends, HCRMC’s recent performance has been impacted by the following:

•	Certain costs and expenses related to HCRMC’s restructuring initiatives; and

•

In April 2015, the U.S. Department of Justice (“DOJ”) filed a civil complaint against HCRMC for alleged false claims related to Medicare reimbursement. On November 27, 2017, the Court granted the United States’ motion to dismiss the case with prejudice. HCRMC incurred associated legal and regulatory defense costs, which were approximately $15 million, $11 million and $9 million for 2017, 2016 and 2015, respectively. See Note 10. “Commitments and Contingencies—Legal Proceedings related to HCRMC” to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report.

Due to the above-described factors, among others, HCRMC’s performance continued to deteriorate in 2015, 2016 and 2017, despite the amendment reducing annual rent due under the Master Lease effective April 2015 and subsequent relief and forbearance.

HCRMC’s continued financial deterioration has resulted in eroded operating margins and lease and fixed charge coverages, as indicated below (all HCRMC data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC):

•

Normalized earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) has declined from $487.3 million for the year ended December 31, 2016 to $373.8 million for the year ended December 31, 2017.

•	Normalized fixed charge coverage (“FCC”) has declined from 1.01x for the year ended December 31, 2016 to 0.73x for the year ended December 31, 2017.

•

Facility (excluding corporate items and non-QCP properties) cash flow coverage (“CFC”) has declined from 0.84x for the year ended December 31, 2016 to 0.61x for the year ended December 31, 2017, net of the impact of the sale of negatively performing non-strategic properties.

•

Operating results for 2017 decreased significantly compared to the historical results for 2016. Moreover, HCR ManorCare has recently provided forecast information to QCP that indicates HCR ManorCare expects operating results to continue to trend significantly downward in 2018.  QCP had no part in the creation of this forecast, nor does it endorse its content.

•

The report of HCRMC’s independent auditors in its year-end 2017 financial statements included in this Annual Report includes a “going concern” exception, which indicates substantial doubt about HCRMC’s ability to continue as a going concern, resulting from recurring losses from operations, non-compliance with the terms of the Master Lease, and uncertainty regarding the ability to repay or refinance its credit agreement. In July 2017, HCRMC indicated that they financed debt that was in default with a new facility.

As of December 31, 2017, HCRMC had $550 million of outstanding indebtedness under their new facility that matures in January 2019.

For a more detailed description of risks we are subject to due to our dependence on HCRMC, including adverse business and financial conditions and developments, see Item 1A. “Risk Factors—Risks Related to Our Business” and “Risk Factors—Risks Related to the HCRMC Transactions and the HCRMC Bankruptcy.”

The following tables summarize HCRMC’s reported consolidated financial information (in millions)(1):

	December 31,
	2017	2016
Real estate and other property, net	$2,441.5	$2,534.6
Cash and cash equivalents	163.4	130.6
Goodwill, intangible and other assets, net	1,659.3	1,602.3
Total assets	$4,264.2	$4,267.5
Debt and financing obligations	$6,001.3	$5,726.3
Accounts payable, accrued liabilities and other	1,116.5	1,170.1
Redeemable preferred stock	2.1	2.1
Total deficit	(2,855.7)	(2,631.0)
Total liabilities and equity	$4,264.2	$4,267.5

	Year Ended December 31,
	2017	2016	2015
Revenues	$3,741.2	$3,842.7	$4,079.6
Operating, general and administrative expense	(3,383.8)	(3,374.6)	(3,548.5)
Depreciation and amortization expense	(128.8)	(129.5)	(137.4)
Interest expense	(486.0)	(458.5)	(457.6)
Other income, net	13.0	16.5	10.9
Loss on debt extinguishment	(4.4)	—	—
Loss on disposal of assets	(4.3)	(8.9)	(46.7)
Impairment	(14.8)	(1,947.4)	—
Loss from continuing operations before income tax benefit	(267.9)	(2,059.7)	(99.7)
Income tax benefit (expense)	45.7	(1,101.0)	(5.6)
Loss from continuing operations	(222.2)	(3,160.7)	(105.3)
Loss from discontinued operations, net of taxes	(0.1)	—	(5.5)
Net loss	$(222.3)	$(3,160.7)	$(110.8)

(1)	All data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC.

The following table summarizes HCRMC’s reported operating results (in millions)(1):

	Year Ended December 31,
	2017	2016
HCRMC Results of Operations
Revenues	$3,741.2	$3,842.7
Operating and general and administrative expenses	(3,383.8)	(3,374.6)
Depreciation and amortization expense	(128.8)	(129.5)
Impairment	(14.8)	(1,947.4)
Income (loss) before other (expenses) income and income taxes	213.8	(1,608.8)
Interest expense	(486.0)	(458.5)
Loss on debt extinguishment	(4.4)	—
Loss on disposal of assets	(4.3)	(8.9)
Equity in earnings, interest income and other	13.0	16.5
Loss from continuing operations before income taxes	(267.9)	(2,059.7)
Income tax benefit (expense)	45.7	(1,101.0)
Loss from continuing operations	(222.2)	(3,160.7)
Loss from discontinued operations:
Facility EBITDARM	—	—
Other income, net of taxes	(0.1)	—
Loss from discontinued operations	(0.1)	—
Net loss	$(222.3)	$(3,160.7)
EBITDAR and FCC Calculation
Revenues	$3,741.2	$3,842.7
Operating and general and administrative expenses	(3,383.8)	(3,374.6)
Impairment	(14.8)	(1,947.4)
Equity in earnings, interest income and other	13.0	16.5
Facility EBITDARM from discontinued operations	—	—
Other adjustments	3.4	3.4
EBITDAR	359.0	(1,459.4)
Normalizing adjustments(2)	14.8	1,946.7
Normalized EBITDAR(3)	$373.8	$487.3
Fixed charges:
Cash rent(4)	$470.9	$462.2
Interest expense - term loan and other	38.7	21.7
Total fixed charges	$509.6	$483.9
As Reported FCC(5)	0.70x	n/m
Normalized FCC(5)	0.73x	1.01x
Facility Level Coverage
Facility EBITDAR(6)	$279.8	$363.1
Facility CFC(7)	0.61x	0.84x

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

(2)	Relates to non-cash impairment charges that are excluded for the purposes of calculating normalized FCC.
(3)	Includes normalized EBITDAR for the non-core properties of ($2.7) million and $9.1 million for the years ended December 31, 2017 and 2016, respectively.
(4)

Cash rent for purposes of calculating the coverage ratios is not reduced by the $55.0 million aggregate rent deferral/underpayment for October, November and December 2017, the $69.6 million aggregate rent underpayment for July, August and September 2017, the $46.5 million aggregate rent deferral for April, May and June 2017, the

$10 million rent reduction for January 2017, and the $20 million aggregate rent reduction for November and December 2016.
(5)

Represents EBITDAR (as reported FCC) or normalized EBITDAR (normalized FCC) divided by total fixed charges. EBITDAR for the trailing 12 months ended December 31, 2017 and 2016 includes losses of $0.9 million and $10 million, respectively, related to the 50 non-strategic assets sold.

(6)	Includes an imputed management fee of 4%.
(7)

For purposes of calculating Facility CFC, cash rent is not reduced by the $55.0 million aggregate rent deferral/underpayment for October, November and December 2017, the $69.6 million aggregate rent underpayment for July, August and September 2017 and the $46.5 million aggregate rent deferral for April, May and June 2017, but is reduced by the $10 million rent reduction for January 2017 and the $20 million aggregate rent reduction for November and December 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our combined consolidated financial statements included in Part IV, Item 15 of this Annual Report have been presented on the basis that we would continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See “—Going Concern Assessment” above for additional details on management’s liquidity plans and Item 1A. “Risk Factors—Risks Related to Our Business—Our ability to continue as a “going concern” contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including the effective implementation and success of management’s plan to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern” for risks related to management’s going concern assessment. Subject to our ability to implement our liquidity plan described under “—Going Concern Assessment,” we anticipate: (i) funding recurring operating expenses, (ii) meeting debt service requirements, including principal payments and maturities and (iii) satisfying our distributions to our stockholders, as required for us to qualify as a REIT, for the next 12 months (or shorter period in the event our REIT status is terminated in connection with the HCRMC Transactions) primarily by using cash flow from operations, available cash balances and borrowings under the senior secured revolving credit facility (see “—Debt” below for details on the facilities). In addition, we may elect to meet certain liquidity requirements through proceeds from the sale of assets or from borrowings and/or equity and debt offerings.

These expectations are forward‑looking and subject to a number of uncertainties and assumptions, which are described under Item 1A. “Risk Factors.” If our expectations about our liquidity are not achieved, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Cash Flow Summary

The following summary discussion of our cash flows is based on the combined consolidated statements of cash flows and is not meant to be an all‑inclusive discussion of the changes in our cash flows for the periods presented below.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Cash and cash equivalents were $325.6 million and $126.2 million at December 31, 2017 and 2016, respectively, representing an increase of $199.4 million. The following table sets forth changes in our cash flows (in thousands):

	Year Ended
	December 31,
	2017	2016	Change
Net cash provided by operating activities	$138,198	$524,681	$(386,483)
Net cash provided by investing activities	$21,573	$19,475	$2,098
Net cash provided by (used in) financing activities	$39,631	$(424,029)	$463,660

Net cash provided by operating activities decreased by $386.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily the result of the following: (i) $91.6 million of cash received from the settlement of a portion of the Tranche A DRO in 2016, (ii) a $161.2 million aggregate net reduction/deferral/underpayment of rent paid under the Master Lease in 2017, (iii) a $17.9 million increase in income taxes paid, and (iv) a $121.0 million increase in interest paid.

Net cash provided by investing activities increased by $2.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily the result of the following: (i) $106.6 million from the purchase of two HCRMC Properties during 2016 (the proceeds of which were used by HCRMC to settle a portion of the Tranche A DRO described above) and the investment in a memory care property in 2016 and (ii) a $2.9 million decrease in capital expenditures. This increase was partially offset by the following: (i) a $92.8 million decrease in proceeds received from the sale of properties in 2017 compared to 2016 and (ii) a decrease in restricted cash of $14.5 million recognized during 2016.

Net cash provided by (used in) financing activities increased by $463.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to the following: (i) a $442.9 million decrease in net distributions to parent (none in 2017 since after the October 31, 2016 Spin-Off date) and (ii) a $33.5 million increase in proceeds from issuance of debt, net of financing costs and distributions to parent upon separation. This increase was partially offset by the following: (i) $10.0 million in repayments of debt in 2017 and (ii) $2.4 million in net proceeds from issuance of redeemable preferred stock and noncontrolling interests in 2016.

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

Deferred Rent Obligation

In addition to the fixed annual rent under the Master Lease, in 2015 we received a DRO from HCR III equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million. HCR III made rental payments on Tranche A equal to 6.9% of the outstanding amount (representing $19 million) for the initial lease year until the entire Tranche A DRO was paid in full in March 2016 in connection with the nine aggregate property purchases. We recognized the 6.9% Tranche A rental payments in rental and related revenues when earned and included the Tranche A DRO in our calculation of straight‑line rent. As properties were acquired from HCRMC, the straight‑line rent calculation was adjusted to reflect the corresponding partial settlement of the Tranche A DRO. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and annually for the remainder of its term. The Tranche B DRO is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. See “—Portfolio Overview” for a discussion of the impact of the event of default on the Tranche B DRO. The HCRMC Lease Amendment also imposes certain restrictions on HCR III and HCRMC until the Tranche B DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC. The outstanding principal balance of the Tranche B DRO was $265.2 million as of December 31, 2017. The Tranche B DRO is being accounted for as a minimum lease rental payment and was initially included in our straight‑line rent calculation. The annual escalations of the principal balance are considered variable lease rental payments, as the Tranche B DRO is prepayable at the option of HCRMC, and as such, are not included in our straight‑line rent calculation. As a result of placing the Master Lease on nonaccrual status, we further evaluated the carrying amount of our straight-line rent receivables and determined that it was impaired at December 31, 2015 (see Note 3 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

The Master Lease Amendment will provide, among other things, for deferral of rent in each month to the extent that HCR III does not generate sufficient cash flow to pay the full amount of rent due for such month. See Item 1. “Business—The HCRMC Transactions and the HCRMC Bankruptcy” for a more detailed description of the HCRMC Bankruptcy and the HCRMC Transactions.

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

After the consummation of the Spin‑Off and related transactions, we are highly leveraged. As of December 31, 2017, we had outstanding approximately $1.8 billion face value of aggregate indebtedness. Our total debt is comprised of the senior secured notes, the senior secured term loan and any outstanding borrowings under the senior secured revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt as of December 31, 2017 consisted of the following (in thousands):

			Principal	Net
	Interest	Maturity	Balance	Balance
Debt	Rate	Date	Outstanding	Outstanding(3)
Senior secured revolving credit facility(1)	Floating	October 31, 2021	$75,000	$75,000
Senior secured term loan(2)	Floating	October 31, 2022	990,000	953,768
Senior secured notes	8.125%	November 1, 2023	750,000	733,412
Total			$1,815,000	$1,762,180

(1)	The interest rate was 6.60% as of December 31, 2017. Remaining availability under the facility was $25.0 million as of December 31, 2017.
(2)	The interest rate was 6.60% as of December 31, 2017.
(3)	Net of discounts and deferred financing costs, except those related to the revolving credit facility.

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

Covenants

Our secured debt agreements contain certain customary affirmative covenants, including furnishing audited annual financial statements without a “going concern” or like qualification or exception in the audit report of our independent registered public accounting firm and maintaining a minimum debt service coverage ratio, and events of default. The negative covenants in the debt agreements include, among other things, limitations (none of which are absolute) on our ability to: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; change our lines of business; restrict dividends from our subsidiaries or restrict liens; prepay certain junior lien debt or material unsecured debt; modify the terms of certain debt or organizational agreements; and make any amendment or waiver to, or replacement or termination of, the Master Lease or certain other material leases (including amendments, waivers, replacements or terminations that would be materially adverse to the lenders; provided that neither dispositions and investments otherwise permitted under the credit agreement, nor any rent reductions in connection with the Master Lease, shall be considered "materially adverse" for purposes of the covenant). Additionally, our debt agreements include restrictions with regard to the net cash proceeds from the sale of a property, excluding the original 50 non-strategic properties under the Master Lease, whereby the proceeds must be used to repay debt, fund a capital expenditure or invest in a replacement property within 365 days of receipt.

The events of default in the secured debt agreements include (with customary thresholds and grace periods) non-payment of principal, interest or other amounts due thereunder; in the case of our senior secured credit facilities, a “going concern” or like qualification or exception in the independent auditors’ opinion within their report accompanying our annual financial statements; violation of covenants; material inaccuracy of a representation or warranty when made or deemed made; cross-default (after the expiration of any grace period) and cross-acceleration to material recourse indebtedness; bankruptcy events with respect to us or any of our material subsidiaries; general inability to pay debts; certain Employee Retirement Income Security Act of 1974 (“ERISA”) events; unpaid, uninsured final monetary judgments or non-monetary judgements that have not been discharged; invalidity of a material portion of the guarantees or of liens on a material portion of the collateral; and a change of control.

As of December 31, 2017, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under its debt agreements.

Our senior secured term loan requires our debt service coverage ratio (“DSCR”), as defined in the senior secured term loan as the ratio of Specified EBITDA (as defined in the senior secured term loan as principally HCRMC’s Tenant EBITDAR) to consolidated debt service charges (as defined in the senior secured term loan), to be not less than 1.75 to 1 as of the last day of any four-quarter period. The DSCR at March 31, June 30 and September 30, 2017 was 2.27x, 2.17x and 1.93x, respectively. As a result of Material Amendment (as defined in the senior secured term loan) of the Master Lease in connection with the Second Agreement, our DSCR covenant is measured on QCP’s Consolidated EBITDA (as defined in the senior secured term loan), is no longer be directly tied to HCRMC’s Tenant EBITDAR and as of December 31, 2017 was 2.14x.

We expect our DSCR coverage to continue to decline in 2018. Accordingly, the Company expects to use a portion of its cash on hand ($325.6 million as of December 31, 2017) to repay a portion of its outstanding indebtedness in order to maintain compliance with our DSCR covenant.

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

Pursuant to the terms of the Preferred Stock, we may, at our option at any time on or after October 14, 2017, redeem the Class A Preferred Stock at any time in whole, or from time to time in part, for cash at a price per share (the

“Preferred Stock Redemption Price”) equal to the liquidation preference, plus any accumulated, accrued and unpaid dividends, to, but excluding, the date of redemption. Upon the occurrence of a Change of Control (as defined in the Articles Supplementary relating thereto), we must redeem all of the outstanding shares of Class A Preferred Stock for cash at a price per share equal to the Preferred Stock Redemption Price. At any time after October 14, 2023, a holder of shares of Class A Preferred Stock has the right to require us to repurchase all or a portion of the holder’s shares at a price per share equal to the Preferred Stock Redemption Price. Except as described above, the shares of Class A Preferred Stock have no stated maturity, are not subject to any sinking fund and will remain outstanding indefinitely. Due to their contingent redeemability upon a Change of Control and redeemability at the stockholder’s option after October 14, 2023 (both described above), the Class A Preferred Stock is classified as redeemable preferred stock within mezzanine equity (outside of permanent equity) in the consolidated balance sheets.

Stock-Based Compensation

On October 31, 2016, the Company’s Board of Directors adopted the Quality Care Properties, Inc. 2016 Performance Incentive Plan (the “Plan”), which permits the Company to grant awards to officers, employees, directors and consultants of the Company or a subsidiary. An aggregate of 9,500,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 3,000,000 shares and the maximum value of awards to be granted to a non-employee director in any consecutive 12-month period is $500,000. Awards may be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, any similar rights to purchase or acquire shares, any other award with a value derived from the value of or related to the common stock, or performance-based cash rewards. As of December 31, 2017, there were 4,147,080 common shares available for future grant under the Plan.

On August 3, 2016, the Company entered into an employment agreement with Mark Ordan, which was subsequently amended effective October 3, 2016, pursuant to which Mr. Ordan serves as the Company’s Chief Executive Officer following the completion of the Spin‑Off on October 31, 2016 (the “Ordan Employment Agreement”). The Ordan Employment Agreement provides that, beginning in 2017, Mr. Ordan will be eligible to receive annual equity award grants that have a target value equal to 250% of his annual base salary and are subject to time‑based and performance‑based vesting criteria determined by the Company’s compensation committee. On December 2, 2016, the Company entered into a letter agreement with Mr. Ordan (the “Ordan Letter”), memorializing actions under, and changes to, the Ordan Employment Agreement. Effective November 29, 2016, Mr. Ordan received a one‑time equity award grant of restricted stock units relating to 203,804 shares of the Company’s common stock with a grant date fair value of $3 million that will vest in full on the third anniversary of the grant date (the “Ordan Initial RSUs”). On December 15, 2016, Mr. Ordan received a one-time equity award grant of options to purchase 1,600,000 shares of the Company’s common stock, of which 800,000 vested in full on the grant date and 800,000 will vest subject to the achievement of certain performance criteria, with vested options not exercisable until the third anniversary of the grant date (the “Ordan Initial Options”). On December 15, 2016, in light of limits placed on the Ordan Initial RSUs, Mr. Ordan received a one-time equity award grant of additional options to purchase 594,694 shares of the Company’s common stock with a grant date fair value of $1.75 million that will vest in full on, and are not exercisable until, the third anniversary of the grant date (the “Ordan Adjustment Options”). The Ordan Initial RSUs, the Ordan Initial Options and the Ordan Adjustment Options were issued in connection with the Spin-Off in accordance with the Ordan Employment Agreement and the Ordan Letter and contain clauses related to certain clawback, change in control and other events, which could impact the vesting of the awards.

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

The Company recorded total stock-based compensation expense related to the restricted stock units, options and performance-based stock awards of $7.8 million and $0.4 million during the years ended December 31, 2017 and 2016, respectively, which is included within general and administrative expense in the combined consolidated statements of operations and comprehensive (loss) income.

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

As part of the HCRMC Lease Amendment effective April 1, 2015, we agreed to provide HCR III, upon HCR III’s request, through April 1, 2019 amounts to fund Capital Additions Costs (as defined in the Master Lease) approved by us, in our reasonable discretion. Such amounts may not exceed $100 million in the aggregate (“Capital Addition Financing”), nor may HCR III request more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through December 31, 2017, we have provided approximately $2.8 million in Capital Addition Financing, with no such funding during 2017.

DIVIDENDS

We elected to qualify as a REIT under the applicable provisions of the Code, commencing with our taxable year ended December 31, 2016. So long as we remain a REIT, we intend to distribute at least 90% of our REIT taxable income to our stockholders out of assets legally available for distribution. To help create additional liquidity and flexibility to execute our strategy, and in light of our high tenant concentration in one operator, HCRMC, and the ongoing headwinds facing HCRMC and the broader post‑acute/skilled nursing industry, we instituted a conservative distribution policy. Our board of directors will regularly evaluate, determine and, if it deems appropriate, adjust our distribution levels.

If our REIT status is not terminated and we determine to continue to qualify as a REIT, we must distribute to our stockholders an amount at least equal to: (i) 90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with GAAP); plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less (iii) any excess non‑cash income (as determined under the Code).

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

Due to the lack of REIT taxable income following the Spin-Off and considering the stepped-up tax basis of the HCRMC properties as a result of the Spin-Off and the ongoing financial difficulties experienced by our primary tenant, HCRMC, we have not had, nor do we expect to have in the near future, taxable income and, accordingly, have not declared a dividend on our common stock since the Spin-Off.

CONTRACTUAL OBLIGATIONS

The following table summarizes our material contractual obligations and commitments at December 31, 2017, by year through initial maturities (in thousands):

	2018	2019-2020	2021-2022	After 2022	Total
Senior secured term loan	$10,000	$20,000	$960,000	$—	$990,000
Senior secured revolving credit facility	—	—	75,000	—	75,000
Senior secured notes	—	—	—	750,000	750,000
Interest(1)	132,199	262,390	243,171	60,937	698,697
Total contractual obligations and commitments(2)	$142,199	$282,390	$1,278,171	$810,937	$2,513,697

(1)	Interest on variable-rate debt is calculated using rates in effect at December 31, 2017.

(2)	This table excludes the Capital Addition Financing pursuant to the Master Lease as the timing and amount of payments are uncertain.

OFF‑BALANCE SHEET ARRANGEMENTS

We own an equity interest in HCRMC, which is deemed an unconsolidated variable interest entity (“VIE”) as described in Note 5 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report. Our risk of loss with respect to this VIE is limited to our investment in the VIE and any outstanding loans receivable from the VIE. As of December 31, 2017, the carrying value of our investment in HCRMC was zero.

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

In addition, we present FFO before the impact of transaction costs, impairments of non‑depreciable assets and severance‑related charges (“FFO as adjusted”). Management believes that FFO as adjusted provides a meaningful supplemental measure of our FFO run‑rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe investors and financial analysts who review our operating performance are best served by an FFO run rate earnings measure that includes, in addition to adjustments made to arrive at the NAREIT defined measure of FFO, other adjustments to net income (loss) determined in accordance with GAAP. FFO as adjusted is used by management in analyzing our business and the performance of our properties, and we believe it is important that investors and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our performance as compared with similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. This non-GAAP supplemental measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income (loss) (determined in accordance with GAAP) or FFO. Other REITs or real estate companies may use different methodology for calculating adjusted FFO, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs.

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

The following table reconciles net (loss) income attributable to common shareholders, the most directly comparable GAAP financial measure, to FFO, FFO as adjusted and FAD (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Net (loss) income attributable to common shareholders	$(443,833)	$81,145	$113,193
Depreciation and amortization	131,623	165,555	244,624
Gain on sales of real estate	(3,283)	(10,583)	(39,140)
Taxes associated with real estate disposition(1)	—	16,544	—
Impairments of real estate	445,697	167,057	47,135
FFO	$130,204	$419,718	$365,812
Restructuring and transaction costs	18,487	1,228	4,000
Other impairments(2)	—	—	216,130
Severance‑related charges	—	3,494	1,947
FFO as adjusted	$148,691	$424,440	$587,889
Straight‑line rents(3)	834	358	(119,024)
Amortization of right of use assets and market lease intangibles	180	200	214
Amortization of deferred financing costs	10,826	1,680	—
Stock-based compensation expense	7,803	—	—
Equity method investment FAD adjustments	—	—	4,006
FAD	$168,334	$426,678	$473,085

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

(3)

Straight-line rents decreased by $119.4 million to a $0.4 million reduction to revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in straight-line rents was primarily related to a $114.6 million decrease from the change in income recognition to a cash basis method of accounting for the Master Lease in January 2016 (see Note 3 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report).

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

The following table reconciles net (loss) income attributable to common shareholders, the most directly comparable GAAP financial measure, to NOI and Adjusted NOI (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Net (loss) income attributable to common shareholders	$(443,833)	$81,145	$113,193
Depreciation and amortization	131,623	165,555	244,624
General and administrative	27,172	22,058	23,907
Restructuring costs	18,487	—	—
Interest expense	140,549	25,019	—
Impairments	445,697	167,057	227,383
Gain on sales of real estate	(3,283)	(10,583)	(39,140)
Other income, net	(2,807)	(282)	(70)
Income tax expense	2,087	17,482	798
NOI	$315,692	$467,451	$572,067
Non‑cash adjustments to NOI
Straight‑line rents	834	358	(119,024)
Amortization of right of use assets and market lease intangibles	180	200	214
Rental revenue reclassification(1)	—	—	54,782
Adjusted NOI	$316,706	$468,009	$508,039

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

The following table reconciles net (loss) income attributable to common shareholders, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Net (loss) income attributable to common shareholders	$(443,833)	$81,145	$113,193
Interest expense	140,549	25,019	—
Income tax expense	2,087	17,482	798
Depreciation and amortization	131,623	165,555	244,624
EBITDA	$(169,574)	$289,201	$358,615
Gain on sales of real estate	(3,283)	(10,583)	(39,140)
Impairments	445,697	167,057	227,383
Severance‑related charges	—	3,494	1,947
Restructuring and transaction costs	18,487	1,228	4,000
Adjusted EBITDA	$291,327	$450,397	$588,687

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our combined consolidated financial statements. From time to time, we re‑evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Revenue Recognition and Allowance for Doubtful Accounts

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the estimated fair value (over retained tax credits) of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. If one of the five criteria is met and the minimum lease payments are determined to be reasonably predictable and collectible, the lease arrangement is accounted for as a direct finance lease. If the assumptions utilized in the above classifications assessments were different, our lease classification for accounting purposes may have been different; thus; the timing and amount of our revenues recognized would have been impacted, which may be material to our consolidated financial statements.

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

Impairments of Long‑lived Assets

We assess the carrying value of our real estate assets and related intangibles classified as held for use when events or changes in circumstances indicate that the carrying amount of the real estate assets may not be recoverable. Recoverability of real estate and related assets held for use is tested by comparing the carrying amount of the real estate assets to the respective estimated sum of future undiscounted cash flows. The estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we consider market conditions, as well as our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate asset is not recoverable, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset.

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

Fair Value Measurements

To perform impairment assessments of our real estate assets and equity method investment, we utilize fair value techniques. The determination of the fair value of real estate assets and our equity method investment involves significant judgment. The impairment charges recognized on our real estate held for sale were based on projected sales prices in active markets less costs to sell, which are considered Level 2 inputs in the fair value measurement hierarchy. The impairment charges recognized on our real estate held for use were based on estimated fair value using market-based data, including recent comparable sales, market knowledge, brokers’ opinions of value and the income approach, which are considered Level 3 inputs in the fair value measurement hierarchy.

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

Income Taxes

QCP elected to be treated as a REIT under Sections 856 to 860 of the Code, commencing with its taxable year ended December 31, 2016. While REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income, QCP expects to terminate its REIT status in connection with the HCRMC Transactions. In addition, the Company has formed several consolidated subsidiaries, which have elected REIT status. So long as they remain REITs, QCP and its consolidated REIT subsidiaries are each subject to the REIT qualification requirements under the Code. If any REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years. If the HCRMC Transactions are completed, the Company does not intend to continue its REIT elections. See Item 1. “Business—The HCRMC Transactions and the HCRMC Bankruptcy.”

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

The Tax Cuts and Jobs Act of 2017 (the “2017 Act”) represents sweeping tax reform legislation that makes significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules. So long as we remain a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs. Shareholders, however, are generally required to pay taxes on REIT dividends. The 2017 Act and future tax reform legislation could impact our share price or how shareholders and potential investors view an investment in us. For example, the decrease in corporate tax rates in the 2017 Act could decrease the attractiveness of the REIT structure relative to companies that are not organized as REITs. In addition, while certain elements of the 2017 Act do not impact us directly, they could impact the geographic markets in which we operate as well as our tenants in ways, both positive and negative, that are difficult to anticipate. For example, the limitation in the 2017 Act on the deductibility of certain state and local taxes may make operating in jurisdictions that impose such taxes at higher rates less desirable than operating in jurisdictions imposing such taxes at lower rates. The overall impact of the 2017 Act also depends on the future interpretations and regulations that may be issued by U.S. tax authorities, and it is possible that future guidance could adversely impact us.

We apply the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes, and compute the provision for income taxes on a separate return basis. The separate return method applies the accounting guidance for income taxes to the stand‑alone combined consolidated financial statements as if we were a separate taxpayer and a stand‑alone enterprise for the periods presented. The calculation of income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. We believe that the assumptions and estimates used to compute these tax amounts are reasonable. However, our combined consolidated financial statements may not necessarily reflect our income tax expense or tax payments in the future, or what our tax amounts would have been if we had been a stand‑alone enterprise during all periods presented.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report for the impact of new accounting standards.

INVESTMENT AND FINANCING POLICIES

Our investment objectives are to maximize cash flow and the value of our properties. We expect that future investments in our properties, including any improvements or renovations of our healthcare properties, will be financed, in whole or in part, with cash flow from our operations, borrowings under the senior secured credit facilities, or the proceeds from issuances of common stock, preferred stock, debt or other securities. Substantially all of the Properties are leased on a triple‑net basis to HCRMC’s indirect wholly owned subsidiary, HCR III, as the lessee under the Master

Lease. Our investment and financing policies and objectives are subject to change periodically at the discretion of our board of directors without a vote of stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Concentration of Risk

Substantially all of our properties are leased to HCR III, consisting of 232 post‑acute/skilled nursing properties and 60 memory care/assisted living properties as of December 31, 2017, pursuant to the Master Lease.  The Master Lease is structured as a triple‑net lease, in which HCR III, either directly or through its affiliates and sublessees, operates and manages the properties thereunder and is responsible for all operating costs associated with the HCRMC Properties, including the payment of taxes, insurance and all repairs, and providing indemnities to us against liabilities associated with the operation of the HCRMC Properties. In addition, all obligations under the Master Lease are guaranteed by HCRMC, the parent of HCR III. As our revenues predominantly consist of rental payments under the Master Lease, we are dependent on HCRMC for substantially all of our revenues. Consequently, any material decline in HCRMC’s business is likely to have a material adverse effect on our business as well. On July 7, 2017, we delivered to HCRMC a notice of default under the Master Lease (see “—Portfolio Overview” above for more information).

The geographic concentration of the Properties makes us susceptible to adverse economic developments in certain states, including Pennsylvania, Ohio, Illinois, Michigan and Florida, each of which has generated over 10% of our revenues during one or more of the past three years. Thus, any adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, changes in state‑specific legislation and local climate events and natural disasters (such as earthquakes, wildfires and hurricanes), could adversely affect our operating results and our ability to make distributions to stockholders.

For additional information regarding concentration and how we monitor our credit risk with HCRMC, see Note 13 to the combined consolidated financial statements included in Part IV, Item 15 of this Annual Report.

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

An increase in interest rates would increase our annual interest expense. A 0.125% change to the interest rate of the variable-rate indebtedness, including the senior secured term loan and the senior secured revolving credit facility, would change annual interest expense by approximately $1.3 million, based on the outstanding debt at December 31, 2017. An increase in interest rates could make future financing by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting.  The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Quality Care Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Quality Care Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the combined consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 8, 2018 expressed an unqualified opinion on those financial statements and included emphasis of matters regarding the Plan Sponsor Agreement entered into on March 2, 2018 and the cost allocations prior to the separation from HCP, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 8, 2018

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-36.

2.	Financial Statement Schedules

The following financial statement schedules are included herein at pages F-37 through F-45:

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
2.1†

Purchase Agreement, dated as of December 13, 2010, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare, Inc., HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP, Inc.’s Current Report on Form 8-K (File No. 001-08895), filed December 14, 2010)

2.1.1+

Amendment to Purchase Agreement, dated as of April 7, 2011, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare MergeCo, Inc., HCR ManorCare, LLC, HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP, Inc.’s Current Report on Form 8-K (File No. 001-08895), filed April 13, 2011)

2.2

Separation and Distribution Agreement, dated as of October 31, 2016, by and between HCP, Inc. and Quality Care Properties, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed October 31, 2016)

2.3††

Plan Sponsor Agreement, dated as of March 2, 2018, by and among HCR ManorCare, Inc., Quality Care Properties, Inc., HCP Mezzanine Lender, LP and the lessors identified therein (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed March 5, 2018)

3.1

Articles of Amendment and Restatement of Quality Care Properties, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 (File No. 001-37805), filed October 31, 2016)

3.2

Articles Supplementary for Class A Preferred Stock of Quality Care Properties, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-8 (File No. 001-37805), filed October 31, 2016)

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

Master Lease and Security Agreement, dated as of April 7, 2011, by and between the parties set forth on Exhibit A-1, Exhibit A-2, Exhibit A-3 and Exhibit A-4 attached thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP, Inc.’s Current Report on Form 8-K (File No. 001-08895), filed July 12, 2011)

10.1.1

First Amendment to Master Lease and Security Agreement, dated as of April 7, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.1 to HCP, Inc.’s Annual Report on Form 10-K (File No. 001-08895), filed February 14, 2012)

10.1.2

Second Amendment to Master Lease and Security Agreement, dated as of May 16, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.2 to HCP, Inc.’s Annual Report on Form 10-K (File No. 001-08895), filed February 14, 2012)

10.1.3

Third Amendment to Master Lease and Security Agreement, dated as of January 10, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.3 to HCP, Inc.’s Annual Report on Form 10-K (File No. 001-08895), filed February 14, 2012)

10.1.4

Fourth Amendment to Master Lease and Security Agreement, dated as of April 18, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 1, 2012)

10.1.5

Fifth Amendment to Master Lease and Security Agreement, dated as of May 4, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed July 31, 2012)

10.1.6

Sixth Amendment to Master Lease and Security Agreement, dated as of May 30, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.2 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed July 31, 2012)

10.1.7

Seventh Amendment to Master Lease and Security Agreement, dated as of February 11, 2013, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.4 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 2, 2013)

10.1.8

Eighth Amendment to Master Lease and Security Agreement, dated as of July 31, 2014, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed November 4, 2014)

10.1.9

Ninth Amendment to Master Lease and Security Agreement, dated as of September 30, 2014, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.2 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed November 4, 2014)

10.1.10+

Tenth Amendment to Master Lease and Security Agreement, dated as of March 29, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.2 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 5, 2015)

10.1.11

Eleventh Amendment to Master Lease and Security Agreement, dated as of August 1, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.4 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed August 4, 2015)

10.1.12

Addendum #1 to Master Lease and Security Agreement, dated as of October 23, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.3 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed November 3, 2015)

10.1.13

Addendum #2 to Master Lease and Security Agreement, dated as of November 2, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.4 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed November 3, 2015)

10.1.14

Addendum #3 to Master Lease and Security Agreement, dated as of December 16, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.23.14 to HCP, Inc.’s Annual Report on Form 10-K (File No. 001-08895), filed February 9, 2016)

10.1.15+

Twelfth Amendment to Master Lease and Security Agreement, dated as of February 24, 2016, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.2 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 9, 2016)

10.1.16

Addendum #4 to Master Lease and Security Agreement, dated as of February 16, 2016, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.3 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 9, 2016)

10.1.17

Addendum #5 to Master Lease and Security Agreement, dated as of March 14, 2016, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.4 to HCP, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08895), filed May 9, 2016)

10.1.18

Guaranty of Obligations, dated as of February 11, 2013, by HCR ManorCare, Inc., as guarantor, and the lessor entities named therein (incorporated herein by reference to Exhibit 10.1.18 to Registrant’s Registration Statement on Form 10, as amended (File No. 001-37805), filed October 4, 2016)

10.2

Transition Services Agreement, dated as of October 31, 2016, by and between HCP, Inc. and Quality Care Properties, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on October 31, 2016)

10.3

Tax Matters Agreement, dated as of October 31, 2016, by and between HCP, Inc. and Quality Care Properties, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on October 31, 2016)

10.4

First Lien Credit and Guaranty Agreement, dated as of October 31, 2016, among Quality Care Properties, Inc., certain subsidiaries thereof, the lenders from time to time party thereto, and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (File No. 001-37805), filed on October 31, 2016)

10.5

Revolving Credit and Guaranty Agreement, dated as of October 31, 2016, among Quality Care Properties, Inc., certain subsidiaries thereof, and HCP, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K (File No. 001-37805), filed on October 31, 2016)

10.6‡

Employment Agreement, dated as of August 3, 2016, between Quality Care Properties, Inc. and Mark Ordan (incorporated herein by reference to Exhibit 10.7 to Registrant’s Registration Statement on Form 10, as amended (File No. 001-37805), filed August 9, 2016)

10.6.1‡

First Amendment, dated as of October 3, 2016, to the Employment Agreement, dated as of August 3, 2016, between Quality Care Properties, Inc. and Mark Ordan (incorporated herein by reference to Exhibit 10.5.1 to Registrant’s Registration Statement on Form 10, as amended (File No. 001-37805), filed October 4, 2016)

10.7‡

Letter Agreement, dated December 2, 2016, between Quality Care Properties, Inc. and Mark Ordan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on December 6, 2016)

10.8‡

Employment Agreement, dated December 2, 2016, between Quality Care Properties, Inc. and Greg Neeb (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on December 6, 2016)

10.9‡

Employment Agreement, dated December 2, 2016, between Quality Care Properties, Inc. and C. Marc Richards (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on December 6, 2016)

10.10‡

Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to Registrant’s Registration Statement on Form 10, as amended (File No. 001-37805), filed October 4, 2016)

10.11‡

Form of Director Deferred Stock Unit Award Agreement under Quality Care Properties Inc.’s 2016 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-37805), filed on August 10, 2017)

10.12‡

Form of Performance-Based Restricted Stock Award Agreement under Quality Care Properties Inc.’s 2016 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-37805), filed on August 10, 2017)

10.13

Forbearance Agreement, dated April 5, 2017, among Quality Care Properties, Inc., HCR III Healthcare, LLC and HCR ManorCare, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on April 5, 2017)

10.14

Forbearance Agreement and Amendment to Master Lease and Security Agreement, dated December 22, 2017, among Quality Care Properties, Inc., HCR III Healthcare, LLC and HCR ManorCare, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed on December 26, 2017)

10.15

Restructuring Support Agreement, dated March 2, 2018, by and among HCR ManorCare, Inc., Carlyle MC Partners, L.P., Carlyle Partners V-A MC, L.P., Carlyle Partners V MC, L.P., CP V Coinvestment A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P., and MC Operations Investments LLC (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed March 5, 2018).

21.1

List of Subsidiaries of Quality Care Properties, Inc. (incorporated herein by reference to Exhibit 21.1 to Registrant’s Registration Statement on Form 10, as amended (File No. 001-37805), filed October 4, 2016)

23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

23.2*	Consent of Independent Auditors – Ernst & Young LLP

31.1*	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	HCR ManorCare, Inc. Financial Statements as of December 31, 2017 and 2016 and for the three years in the periods ended December 31, 2017

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

††Certain schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplemental copies of any of the omitted schedules or attachments upon request by the SEC. A list of the schedules to the Plan Sponsor Agreement follows:

Schedule 1.1(a)	Permitted Liens
Schedule 1.5	Severance and Other Payments
Schedule 2.1(b)(ii)	Capital Structure
Schedule 2.1(d)(i)	Governmental Filings
Schedule 2.1(e)	Financial Statements
Schedule 2.1(f)	Absence of Certain Changes
Schedule 2.1(g)	Litigation and Liabilities
Schedule 2.1(h)	Employee Benefits
Schedule 2.1(i)	Labor Matters
Schedule 2.1(j)	Compliance with Laws; Licenses
Schedule 2.1(k)	Undisclosed Liabilities
Schedule 2.1(l)	Material Contracts and Government Contracts

Schedule 2.1(o)	Environmental Matters
Schedule 2.1(p)	Taxes
Schedule 4.1	Interim Operations
Schedule 4.1(a)(xi)	Capital Expenditure Budget
Schedule 4.1(a)(xix)(I)	Nondiscretionary Payments Under Company Plans
Schedule 5.1(b)(ii)(C)	13-Week Cash Budget
Schedule 5.1(c)	Chief Restructuring Officer Responsibilities
Schedule 5.2(a)(i)	Adjustment to Rent; Forbearance
Schedule 5.3(b)	SNF/AL Remarketing Process
Schedule 6.1(b)	Governmental Approvals
Schedule 45.1.8-1 to Exhibit 4	Identified Facilities
Schedule 1 to Exhibit 5	Excess Severance Payments

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2018		QUALITY CARE PROPERTIES, INC.

	By:	/s/ C. MARC RICHARDS
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. ORDAN	Chief Executive Officer, Director	March 8, 2018
Mark S. Ordan	(Principal Executive Officer)

/s/ C. MARC RICHARDS	Chief Financial Officer	March 8, 2018
C. Marc Richards	(Principal Financial Officer and Principal Accounting Officer)

/s/ GLENN G. COHEN	Director	March 8, 2018
Glenn G. Cohen

/s/ JERRY L. DOCTROW	Director	March 8, 2018
Jerry L. Doctrow

/s/ PAUL J. KLASSEN	Director	March 8, 2018
Paul J. Klassen

/s/ PHILIP R. SCHIMMEL	Director	March 8, 2018
Philip R. Schimmel

/s/ KATHLEEN SMALLEY	Director	March 8, 2018
Kathleen Smalley

/s/ DONALD C. WOOD	Director	March 8, 2018
Donald C. Wood

QUALITY CARE PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Quality Care Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quality Care Properties, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related combined consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index to Financial Statements on page F-1 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Emphasis of Matters

Plan Sponsor Agreement

As discussed in Note 1 to the combined consolidated financial statements, on March 2, 2018, the Company and HCR ManorCare, Inc. (“HCR ManorCare”), the guarantor under the master lease between the Company and HCR ManorCare’s subsidiary, entered into a Plan Sponsor Agreement pursuant to which HCR ManorCare voluntarily filed for chapter 11 under the United States Bankruptcy Code, and upon emergence the Company would become the sole shareholder of HCR ManorCare in exchange for its claim under the guaranty, among other things as outlined in the Plan Sponsor Agreement.

Cost Allocations Prior to Separation from HCP, Inc.

As discussed in Note 2 to the combined consolidated financial statements, the combined consolidated financial statements of the Company include allocations of certain operating expenses from HCP, Inc. and subsidiaries for periods prior to the Company’s separation from HCP, Inc. on October 31, 2016. These costs may not be reflective of the actual costs which would have been incurred had the Company operated as an independent, stand‑alone entity separate from HCP, Inc. for all periods presented.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 8, 2018

We have served as the Company's auditor since 2015.

Quality Care Properties, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Real estate:
Building and improvements	$4,289,798	$4,891,996
Land	585,559	637,601
Accumulated depreciation	(991,731)	(1,111,768)
Net real estate	3,883,626	4,417,829
Real estate and related assets held for sale, net	—	16,019
Cash and cash equivalents	325,587	126,185
Restricted cash	24	17
Intangible assets, net	158,072	199,745
Straight-line rent receivables, net	2,462	3,296
Other assets, net	22,293	26,284
Total assets	$4,392,064	$4,789,375
LIABILITIES AND EQUITY
Bank line of credit	$75,000	$25,000
Term loan	953,768	957,465
Senior secured notes	733,412	730,604
Tenant security deposits and deferred revenue	8,029	5,587
Accrued interest	10,548	12,526
Accounts payable and accrued liabilities	10,117	4,426
Income taxes payable	—	16,544
Total liabilities	1,790,874	1,752,152
Redeemable preferred stock	1,930	1,930
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 93,809,524 and 93,597,519 issued and outstanding as of December 31, 2017 and 2016, respectively	938	936
Additional paid-in capital	3,171,460	3,163,954
Accumulated deficit	(573,635)	(130,094)
Total stockholders' equity	2,598,763	3,034,796
Noncontrolling interests	497	497
Total equity	2,599,260	3,035,293
Total liabilities and equity	$4,392,064	$4,789,375

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental and related revenues	$317,217	$469,698	$574,332
Tenant recoveries	1,281	1,473	1,464
Total revenues	318,498	471,171	575,796
Costs and expenses:
Depreciation and amortization	131,623	165,555	244,624
Operating	2,434	3,720	3,729
General and administrative	27,172	22,058	23,907
Restructuring costs	18,487	—	—
Interest	140,549	25,019	—
Impairments	445,697	167,057	227,383
Total costs and expenses	765,962	383,409	499,643
Other income:
Gain on sales of real estate	3,283	10,583	39,140
Other income, net	2,807	282	70
Total other income, net	6,090	10,865	39,210
(Loss) income before income taxes and income from and impairment of equity method investment	(441,374)	98,627	115,363
Income tax expense	(2,087)	(17,482)	(798)
Income from equity method investment	—	—	34,510
Impairment of equity method investment	—	—	(35,882)
Net (loss) income and comprehensive (loss) income	(443,461)	81,145	113,193
Noncontrolling interests' share in earnings	(80)	—	—
Net (loss) income and comprehensive (loss) income attributable to the Company	(443,541)	81,145	113,193
Less: preferred share dividends	(292)	—	—
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(443,833)	$81,145	$113,193
(Loss) earnings per common share, basic and diluted	$(4.74)	$0.87	$1.21

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Net Parent Investment	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
January 1, 2015	$—	$—	$5,657,927	$—	$5,657,927	$—	$5,657,927
Net income	—	—	113,193	—	113,193	—	113,193
Net distributions to parent	—	—	(683,626)	—	(683,626)	—	(683,626)
December 31, 2015	—	—	5,087,494	—	5,087,494	—	5,087,494
Net income (loss)	—	—	211,239	(130,094)	81,145	—	81,145
Issuance of common stock in connection with the separation	936	3,163,595	(3,164,531)	—	—	—	—
Issuance of noncontrolling interests	—	—	—	—	—	497	497
Stock-based compensation	—	359	—	—	359	—	359
Distribution to parent upon separation	—	—	(1,691,268)		(1,691,268)		(1,691,268)
Net distributions to parent	—	—	(442,934)	—	(442,934)	—	(442,934)
December 31, 2016	936	3,163,954	—	(130,094)	3,034,796	497	3,035,293
Net (loss) income	—	—	—	(443,541)	(443,541)	80	(443,461)
Stock-based compensation	2	7,801	—	—	7,803	—	7,803
Distributions on preferred shares	—	(295)	—	—	(295)	(80)	(375)
December 31, 2017	$938	$3,171,460	$—	$(573,635)	$2,598,763	$497	$2,599,260

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(443,461)	$81,145	$113,193
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	131,623	165,555	244,624
Amortization of market lease intangibles	16	31	31
Amortization of right of use assets	300	195	183
Amortization of deferred financing costs	10,826	1,680	—
Stock-based compensation expense	7,803	359	—
Straight-line rents	834	358	(119,024)
Settlement of Tranche A deferred rent obligation	—	91,605	183,395
Gain on sales of real estate	(3,283)	(10,583)	(39,140)
Rental and related revenues reclassified to equity income	—	—	54,782
Income from equity method investment	—	—	(34,510)
Impairments	445,697	167,057	263,265
Changes in:
Other assets	772	(5,664)	(95)
Tenant security deposits and deferred revenue	(58)	1,163	(91)
Accrued interest	(1,978)	12,526	—
Accounts payable and accrued liabilities	5,651	2,710	410
Income taxes payable	(16,544)	16,544	—
Net cash provided by operating activities	138,198	524,681	667,023
Cash flows from investing activities:
Acquisitions of real estate	—	(106,588)	(183,400)
Leasing costs and tenant and capital improvements	(207)	(3,079)	(43)
Net proceeds from the sales of real estate	21,787	114,633	204,210
(Increase) decrease in restricted cash	(7)	14,509	—
Net cash provided by (used in) investing activities	21,573	19,475	20,767
Cash flows from financing activities:
Proceeds from issuance of debt	50,000	1,775,000	—
Repayments of debt	(10,000)	—	—
Payment of deferred financing costs	(34)	(67,254)	—
Borrowing from parent	—	1,162	—
Repayment of borrowing from parent	—	(1,162)	—
Net proceeds from issuance of redeemable preferred stock	—	1,930	—
Net proceeds from issuance of noncontrolling interests	—	497	—
Distributions paid	(335)	—	—
Distribution to parent upon separation	—	(1,691,268)	—
Net distributions to parent	—	(442,934)	(683,626)
Net cash provided by (used in) financing activities	39,631	(424,029)	(683,626)
Net increase in cash and cash equivalents	199,402	120,127	4,164
Cash and cash equivalents, beginning of year	126,185	6,058	1,894
Cash and cash equivalents, end of year	$325,587	$126,185	$6,058
Supplemental cash flow information:
Income taxes paid	$18,430	$534	$850
Interest paid	$131,701	$10,681	$—
Supplemental disclosure of non-cash investing activities:
Proceeds from the sales of real estate held by Qualified Intermediary for 1031 exchange	$—	$—	$14,526
Supplemental disclosure of non-cash financing activities:
Accrued distributions	$40	$—	$—

See accompanying Notes to the Combined Consolidated Financial Statements.

Quality Care Properties, Inc.

NOTES TO THE COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business

Quality Care Properties, Inc. (“QCP” or the “Company”) is a publicly-traded Maryland corporation (NYSE: QCP) primarily engaged in the ownership and leasing of post‑acute/skilled nursing properties and memory care/assisted living properties. We were formed in 2016 to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease agreement (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). Prior to the separation from HCP, which was completed on October 31, 2016, QCP was a wholly owned subsidiary of HCP. In connection with the separation, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, dated as of October 31, 2016, by and between HCP and QCP, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date (the “Spin‑Off”). At the time of the Spin-Off, the Properties contributed to QCP consisted of 274 post‑acute/skilled nursing properties, 62 memory care/assisted living properties, one surgical hospital and one medical office building, including 18 properties then held for sale. Upon completion of the HCRMC Transactions (as defined in Note 14), the Tranche B DRO will be eliminated and any accrued but unpaid rent under the Master Lease released pursuant to the Master Lease Amendment (as defined below).

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP on a consolidated basis after giving effect to the transfer of assets and liabilities from HCP as well as to the QCP Business prior to the date of the completion of the separation. QCP elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its initial taxable year ended December 31, 2016. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income. We expect to terminate our REIT status in connection with the HCRMC Transactions (as defined in Note 14). If our REIT status is not terminated and we determine to maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Before the Spin-Off, QCP had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by HCP on the Spin-Off date are presented as if the transferred business was our business for all historical periods presented and at the carrying value of such assets and liabilities reflected in HCP’s books and records. Additionally, the financial statements reflect the shares of common stock outstanding at the separation date as outstanding for all periods prior to the separation.

Following the Spin-Off, we initially lacked certain non‑management administrative capabilities, and accordingly, we entered into an agreement pursuant to which HCP would provide certain administrative and support services to us on a transitional basis (the “Transition Services Agreement”). As of October 31, 2017, we completed the transition of these services to QCP’s operating platform, and the Transition Services Agreement expired in accordance with its terms.

As of December 31, 2017, the Properties consisted of 257 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building across 29 states, with 292 of the 320 properties leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The properties subject to the Master Lease are leased on a triple‑net basis to HCRMC’s indirect wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee”). All of the Lessee’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC. See Note 3 for additional information on the Master Lease and leases with other tenants.

Plan Sponsor Agreement

On March 2, 2018, we entered into a plan sponsor agreement (the “Plan Sponsor Agreement”) with HCRMC, HCP Mezzanine Lender, LP, a wholly owned subsidiary of QCP (“Purchaser”), and certain lessor subsidiaries of QCP. The Plan Sponsor Agreement contemplates that, among other things, pursuant to a prepackaged plan of reorganization of HCRMC (the “Prepackaged Plan”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), Purchaser will acquire all of the issued and outstanding capital stock of HCRMC, in exchange for the discharge under the Prepackaged Plan of all claims of QCP against HCRMC and its subsidiaries arising under HCRMC’s guaranty of the Master Lease. On March 4, 2018, as required by the Plan Sponsor Agreement, HCRMC filed a voluntary petition for reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. See Note 14. “Subsequent Events” for more information.

Going Concern Assessment

The combined consolidated financial statements have been presented on the basis that the Company would continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In its annual going concern assessment, management identified certain conditions which raised substantial doubt about the Company’s ability to continue as a going concern prior to consideration of management’s plans to mitigate the conditions identified and alleviate the substantial doubt. A “going concern” or like qualification or exception in the independent auditors’ opinion within their report accompanying the combined consolidated financial statements would constitute an event of default under our senior secured credit facilities.

HCRMC, the ultimate parent company of our principal tenant, continues to be adversely impacted by underperformance, and a challenging operating environment in the post-acute/skilled nursing sector. The impact of the downward, and expected continued, pressure on revenues and operating income has resulted in HCRMC’s default under the Master Lease and materially lower rent payments to the Company. This continued performance decline has reduced, and will likely continue to reduce, the Company’s cushion/coverage under its debt service coverage ratio (“DSCR”), a covenant in its senior secured credit facilities. We believe it is likely our DSCR will fall below the minimum 1.75 coverage in 2018, which would constitute a covenant violation and event of default under such credit facilities, absent proactive action by management.

In order to address the risk of covenant violation, management plans to implement the following actions:

•

We are in the process of selling 74 non-core skilled nursing/senior housing facilities. The proceeds of any such sales will be used to reduce debt and improve our DSCR covenant compliance. We expect to close on the sales of some or all of these assets before the end of 2018.

•	We expect to use a portion of our cash on hand ($325.6 million as of December 31, 2017) to repay a portion of our outstanding indebtedness in order to maintain compliance with our DSCR covenant.

•	We expect to maintain sufficient liquidity levels to enable us to honor our current obligations over the next 12 months.

Further, in connection with the completion of the HCRMC Transactions, we expect to consolidate some or all of the operations and assets and liabilities of HCRMC, including HCRMC’s debt under its credit facility, dated as of July 17, 2017 with RD Credit, LLC, as administrative agent and collateral agent, as amended (the “Centerbridge Facility”), which is scheduled to mature on January 17, 2019. We believe, based on the performance and relatively low leverage of the collateral (the hospice business), it is probable that we will be able to extend the maturity or refinance this obligation prior to maturity.

We believe it is probable that management’s plans will be effectively implemented during 2018 and the first quarter of 2019. Moreover, we believe it is probable that management’s plans, when implemented, will mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

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

For periods prior to the separation, the combined consolidated financial statements include expense allocations related to certain HCP corporate functions, including executive oversight, treasury, finance, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata based on cash net operating income, property count, square footage or other measures. All of the corporate cost allocations were deemed to have been incurred and settled through net parent investment in the period in which the costs were recorded. Following the Spin‑Off, the Company entered into the Transition Services Agreement and a tax matters agreement with HCP to provide these functions at costs specified in the agreements for an interim period. As of October 31, 2017, we completed the transition of these services to QCP’s operating platform. Corporate expenses of $1.1 million, $18.3 million and $19.3 million were allocated to the Company or incurred through the agreements with HCP during the years ended December 31, 2017, 2016 and 2015, respectively, and have been included within general and administrative expenses in the combined consolidated statements of operations and comprehensive (loss) income.

The combined consolidated financial statements reflect all related party transactions with HCP including intercompany transactions and expense allocations. No other related party transactions or relationships are reflected in the Company’s combined consolidated financial statements. As of December 31, 2017, HCP is no longer a related party.

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

Principles of Consolidation

The combined consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the equity method investment.

The Company is required to continually evaluate its variable interest entity (“VIE”) relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity or (c) the right to receive the expected residual returns of an entity.

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

Revenue Recognition

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases, to account for its lease arrangements.  At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has an option to purchase the underlying property that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the underlying property’s remaining economic life, (iv) the present value of the sum of lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments is equal to or exceeds substantially all of the fair value (over retained tax credits) of the leased property or (v) the underlying property is of such a specialized nature that it is expected to have no alternative use at the end of the lease term. If one of the five criteria is met and both (i) the present value of the sum of the lease payments and any residual value guarantee by the lessee that is not already reflected in the lease payment and/or the third party unrelated to the lessor equals or exceeds substantially all of the fair value of the underlying property and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee; the lease arrangement is accounted for as a direct financing lease.

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

Tenant recoveries subject to operating leases generally relate to the reimbursement of real estate taxes, insurance and repairs and maintenance expense. These expenses are recognized as revenue in the period they are incurred. The reimbursements of these expenses are recognized and presented gross, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk. See “Recent Accounting Pronouncements” below for information on ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to be adopted by the Company on January 1, 2018, including gross-ups related to triple-net leases.

The Company recognizes gain on sales of real estate upon the closing of a transaction with the purchaser. Gain on sales of real estate are recognized using the full accrual method when collectability of the sales price is reasonably assured, the Company is not obligated to perform additional activities that may be considered significant, the initial and continuing investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gain on sales of real estate may be deferred in whole or in part until the requirements for gain recognition have been met. See “Recent Accounting Pronouncements” below for information on ASU No. 2014-09, Revenue from Contracts with Customers, to be adopted by the Company on January 1, 2018, including the anticipated impact on accounting for sales of real estate.

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

Real Estate

Historically, the Company’s real estate assets, consisting of land and buildings and improvements, have been recorded at fair value upon acquisition from third parties. Any assumed liabilities, other acquired tangible assets or identifiable intangibles have also been recorded at fair value upon acquisition and/or consolidation. Transaction costs related to acquisitions of businesses, including properties, have been expensed as incurred.  Upon the adoption of ASU No. 2017-01, Clarifying the Definition of a Business, on January 1, 2017 (see “Recent Accounting Pronouncements” below), the majority of future real estate acquisitions are expected to be recognized as asset transactions rather than business combinations, whereby the related assets and liabilities would be recorded at cost on a relative fair value basis and acquisition costs would be capitalized.

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

The Company assesses acquired “above and below market” real estate leases as lessor at fair value using discount rates which reflect the risks associated with the leases acquired. The amount determined is based on the present value of the difference between (i) the contractual amounts paid pursuant to each in‑place lease and (ii) management’s estimate of fair market lease rates for each in‑place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with renewal options that are reasonably certain of being exercised. Other intangible assets acquired include amounts for in‑place lease values that are based on an evaluation of the specific characteristics of each property and the acquired tenant lease(s). Factors considered include estimates of carrying costs during hypothetical expected lease‑up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease‑up periods, which are dependent on local market conditions and expected trends. Costs to execute similar leases will consist of leasing commissions and legal costs directly related to the execution of a lease.

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

Equity Method Investment

Equity investments in unconsolidated entities are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses is included in the Company’s combined consolidated statements of operations.

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

Cash Management

For periods prior to the separation, the majority of cash receipts generated by the Company were transferred to HCP. HCP historically allowed the Company to retain some cash to pay for its property taxes, state and local income taxes and disbursements for the medical office building. The remaining disbursements which have been reflected in the combined consolidated financial statements for periods prior to the separation were paid by HCP on behalf of the Company. The net distributions to parent were $442.9 million and $683.6 million for the years ended December 31, 2016 and 2015, respectively.

Income Taxes

QCP elected to be treated as a REIT under the applicable provisions of the Code, commencing with its taxable year ended December 31, 2016. While REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income, QCP expects to terminate its REIT status in connection with the HCRMC Transactions. In addition, the Company has formed several consolidated subsidiaries, which have elected REIT status. So long as they remain REITs, QCP and its consolidated REIT subsidiaries are each subject to the REIT qualification requirements under the Code. If any REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years.

QCP and its consolidated REIT subsidiaries are subject to state, local and foreign income taxes in some jurisdictions, and in certain circumstances each REIT may also be subject to federal excise taxes on undistributed income. In addition, so long as QCP remains a REIT, certain activities that QCP undertakes may be conducted by entities which have elected to be treated as taxable REIT subsidiaries (“TRS”). TRSs are subject to both federal and state income taxes. The Company recognizes tax penalties relating to unrecognized tax benefits as additional income tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

The Company applies the provisions of FASB ASC Topic 740, Income Taxes, and computes the provision for income taxes on a separate return basis. The separate return method applies the accounting guidance for income taxes to the stand‑alone combined consolidated financial statements as if the Company was a separate taxpayer and a stand‑alone enterprise for all periods presented. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. The Company believes that the assumptions and estimates used to compute these tax amounts are reasonable. However, the Company’s combined consolidated financial statements may not necessarily reflect the Company’s income tax expense or tax payments in the future, or what its tax amounts would have been if it had been a stand‑alone enterprise during all periods presented.

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

The Company leases those properties to healthcare operating companies under triple‑net leases that obligate the tenants to pay all property‑related expenses. See “Recent Accounting Pronouncements” below for a discussion on related gross-ups.

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

Redeemable Preferred Stock

The Company classifies any ownership interests with redemption options outside of the control of the Company as redeemable preferred stock within mezzanine equity (outside of permanent equity) in the accompanying consolidated balance sheets (see Note 9 for information on Class A Preferred Stock).

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

The Company’s cash and restricted cash are carried at fair value. The carrying values of accounts payable and accrued liabilities and accrued interest approximate their fair value due to the short‑term nature of these liabilities. See Note 8 regarding the fair value determinations on the Company’s debt. See Note 4 regarding the calculations of fair value in the Company’s impairment analyses.

Earnings per Share

Basic earnings per common share is computed by dividing net (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid on unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per common share is calculated by including the effect of dilutive securities.

Net Parent Investment

For periods prior to the separation, net parent investment represents HCP’s historical investment in the Company, the Company’s accumulated net income after taxes, and the net effect of transactions with, and allocations from, HCP. The combined consolidated statements of equity include net cash transfers from the Company to HCP during periods prior to the separation.

All related party transactions with HCP effected through net parent investment in the accompanying combined consolidated balance sheets have been considered cash receipts and payments and are presented as net distributions to HCP. Those net distributions are reflected in financing activities in the accompanying combined consolidated statements of cash flows.

Stock-Based Compensation

Compensation expense for stock-based awards granted to employees, including grants of employee stock options, are recognized in the combined consolidated statements of operations based on their grant date fair market value. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services. Forfeitures of stock-based awards are recognized as they occur. Compensation expense for performance-based stock awards is accrued if the performance condition is probable of being met.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted. The amendments of ASU 2017-09 are to be applied prospectively to an award modified on or after the adoption date. Consequently, the impact of the adoption on January 1, 2018 will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case the transaction would be accounted for as an asset acquisition. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. ASU 2017-01 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. The Company adopted ASU 2017-01 on January 1, 2017 and expects to recognize a majority of its real estate acquisitions and dispositions as asset transactions rather than business combinations, which in the case of acquisitions will result in the capitalization of related third-party transaction costs. The adoption had no impact on the Company’s combined consolidated financial statements as of and for the year ended December 31, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company does not expect the adoption of ASU

2016-18 on January 1, 2018 to have a material impact to its combined consolidated statements of cash flows as the Company does not have material restricted cash activity.

In August 2016, the FASB issued ASU No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in ASU 2016-15 are intended to clarify current guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently in compliance with substantially all of the clarifications in ASU 2016-15 and as such, the Company does not expect the adoption of ASU 2016-15 on January 1, 2018 to have a material impact on its combined consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016‑08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016‑08”). ASU 2016‑08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016‑08 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted at the original effective date of the new revenue standard (January 1, 2017). The Company has completed its evaluation of the impact of the adoption of ASU 2016‑08 on January 1, 2018 on its combined consolidated financial position and results of operations. Under ASU 2016-08, ultimate financial responsibility is the main driving force behind principal versus agent considerations. Since the Company holds the ultimate financial responsibility for real estate taxes and property insurance at its properties (i.e., as principal), the Company anticipates that the new guidance will result in a gross-up of real estate tax and property insurance recovery revenue and expense in an annual amount of approximately $45 to $55 million, based on the portfolio of properties owned and subject to triple-net leases as of December 31, 2017.

In August 2014, the FASB issued ASU No. 2014‑15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014‑15”). The amendments in ASU 2014‑15 provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern (i.e., it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued) and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The Company adopted ASU 2014-15 during the fourth quarter of 2016, resulting in the requirement for management to evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued, and provide certain disclosures for such conditions or events identified, if any. See “Going Concern Assessment” within Note 1 for more information.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”). This update changes the requirements for recognizing revenue. ASU 2014‑09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015‑14”). ASU 2015‑14 defers the effective date of ASU 2014‑09 by one year to fiscal years and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within such years, beginning after December 15, 2016. A reporting entity may apply the amendments in ASU 2014-09 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company has completed its evaluation of the impact the adoption of ASU 2014‑09 on January 1, 2018 will have on its combined consolidated financial position and results of operations and has elected to use the full retrospective approach for its adoption. Since revenue for the Company is primarily generated through leasing arrangements, which are excluded from ASU 2014-09, the Company expects that it will be impacted in its recognition of non-lease revenue (see gross-up discussion under ASU 2016-08 above) and its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. As a result, the Company generally expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance.

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

On March 29, 2015, certain subsidiaries of the Company entered into an amendment to the Master Lease effective April 1, 2015 (the “HCRMC Lease Amendment”). The HCRMC Lease Amendment reduced initial annual rent by a net $68 million from $541 million to $473 million. Commencing on April 1, 2016, the minimum rent escalation was reset to 3.0% for each lease year through the expiration of the initial term of each applicable pool of properties. Prior to the HCRMC Lease Amendment, rent payments would have increased 3.5% on April 1, 2015 and 2016 and 3.0% annually thereafter. The initial term was extended five years to an average of 16 years, and the extended expirations under the available extension options remained the same. See Note 10 for commitments for capital additions.

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

As part of the Company’s fourth quarter 2015 financial close process, it assessed the collectability of all contractual rent payments under the Master Lease. The Company’s evaluation included, but was not limited to, consideration of: (i) the continued decline in HCRMC’s operating performance and fixed charge coverage ratio during the second half of 2015, with the most significant deterioration occurring during the fourth quarter, (ii) the reduced growth outlook for the post‑acute/skilled nursing business and (iii) HCRMC’s 2015 audited financial statements. The Company determined that the timing and amounts owed under the Master Lease were no longer reasonably assured as of December 31, 2015. As a result, the Company placed the Master Lease on nonaccrual status and utilizes the cash basis method of accounting beginning January 1, 2016, in accordance with its policies.

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

In November 2016, the Company provided to HCR III reductions of contractual rent due under the Master Lease as follows: a $5 million reduction for the month of November 2016, a $15 million reduction for the month of December 2016 and a $10 million reduction for the month of January 2017. HCR III paid in full the reduced rent due for the months of November 2016, December 2016 and January 2017 and the contractual rent due for the months of February 2017 and March 2017.

During the first quarter of 2017, the Company collected an impound deposit of $4.0 million from HCRMC for real estate taxes and insurance as a result of HCRMC not meeting certain covenant requirements, which amount was returned in connection with entering into the First Agreement (defined below).

On April 5, 2017, the Company entered into a forbearance agreement (the "First Agreement") with HCR III and HCRMC (together, "HCR ManorCare").  Among other things, the First Agreement required HCR ManorCare to make cash rent payments of $32 million for each of April, May and June of 2017, with a deferral of payment of the additional $7.5 million per month otherwise due until the earlier of (i) July 5, 2017 and (ii) an early termination of the First Agreement, with all deferred amounts becoming immediately due and payable upon an early termination. The First Agreement also required HCR ManorCare to deliver its 2016 audited financial statements and auditor consent to QCP not later than April 10, 2017, which were received on April 10, 2017 and included a "going concern" exception for HCR ManorCare in the auditor opinion. During the term of the First Agreement, QCP also agreed to provide HCR ManorCare with a temporary secured extension of credit of up to $7 million per month during each of April, May and June of 2017 (up to $21 million in the aggregate), which would be due and payable in full not later than December 31, 2017, subject to acceleration upon certain events.

HCR ManorCare made the reduced cash rent payments of $32 million for each of April and May of 2017. HCR ManorCare borrowed $7 million for April 2017 under the temporary secured credit agreement.

On June 2, 2017, QCP received $15 million from HCR ManorCare, constituting $8 million of rent and repayment of the $7 million secured loan extended pursuant to the First Agreement, rather than the full $32 million in rent required to be paid for June 2017 under the terms of the First Agreement.

HCR ManorCare was then required to pay approximately $39.5 million in monthly rent under the Master Lease. On July 7, 2017, QCP received approximately $8.2 million from HCR ManorCare. On July 7, 2017, QCP delivered a notice of default under the Master Lease relating to nonpayment of rent due and other matters. The notice of default demanded payment of all current and past due rent, totaling approximately $79.6 million, by the end of the day on July 14, 2017. Such amount was not paid, and therefore, an event of default exists under the Master Lease, causing an additional approximately $265 million of Tranche B DRO to become immediately due and payable and permitting the QCP lessors to terminate the Master Lease, appoint receivers or exercise other remedies with respect to any and all leased properties. On August 3, 2017, QCP received approximately $23.0 million in rent from HCR ManorCare.

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

On September 25, October 19, November 2, and December 4, 2017, QCP announced that it had agreed with HCR ManorCare to extend the deadline for HCR ManorCare's response to QCP's receivership complaint to October 18, November 1, and December 1, 2017 and January 15, 2018, respectively, in each case subject to Court approval (which was granted), to allow for the continuation of workout discussions, including with respect to the sale or re-leasing of any of the HCRMC Properties. HCR ManorCare paid approximately $17.6 million, $21.0 million and $19.0 million in rent for September, October and November 2017, respectively.

On December 22, 2017, QCP and certain of its subsidiaries entered into a Forbearance Agreement and Amendment to Master Lease and Security Agreement (the “Second Agreement”) with HCR ManorCare. The Second Agreement amends the Master Lease to reduce monthly cash rent to $23.5 million (“Reduced Cash Rent”) during a one-year rent reduction period beginning on November 30, 2017 and ending on November 30, 2018 (the “Rent Reduction Period”). Rent in excess of Reduced Cash Rent is deferred during the Rent Reduction Period and becomes immediately due and payable at the end of the Rent Reduction Period. HCR ManorCare paid $23.5 million of Reduced Cash Rent for December 2017.

On January 16, 2018, QCP announced that it had agreed with HCR ManorCare to extend the deadline for HCR ManorCare's response to QCP's receivership complaint to January 26, 2018, subject to Court approval (which was granted), to allow for the continuation of workout discussions, including with respect to the sale or re-leasing of any of the HCRMC Properties. On January 26, 2018, HCR ManorCare responded to the complaint by filing a motion to dismiss certain claims in the receivership complaint.

On February 9, 2018, QCP filed an amendment to its receivership complaint, updating and revising certain information, but reiterating the major requests from the original complaint, including the appointment of an independent receiver.

On March 2, 2018, we agreed in the Plan Sponsor Agreement to enter into an amendment to the Master Lease on the date of the closing of the HCRMC Transactions (the “Master Lease Amendment”). The Master Lease Amendment will provide that, among other things, until the seventh anniversary of the closing date, HCR III will be permitted to defer paying any portion of the monthly minimum rent due to QCP to the extent that HCR III does not have cash and cash equivalents available to make such payment in a calendar month after HCR III retains amounts reasonably required, taking into account projected receipts, to satisfy HCR III’s monthly cash needs and liabilities reasonably anticipated to be paid in cash within 90 days of the first business day of such calendar month. This new deferred rent obligation will be due and payable upon the earlier of the seventh anniversary of the effective date of the Prepackaged Plan or the occurrence of certain other specified events. Upon completion of the HCRMC Transactions, the Tranche B DRO will be eliminated and any accrued but unpaid rent under the Master Lease released pursuant to the Master Lease Amendment. Within seven days of completion, HCRMC’s guaranty of the Master Lease will be terminated, released and discharged.

Concurrent with the signing of the Plan Sponsor Agreement, HCR ManorCare made a rent payment to QCP of $23.5 million, which represents the $14 million and $9.5 million payments previously due on January 25 and February 10, 2018, respectively. QCP expects to receive rent payments from HCR ManorCare during the chapter 11 period in accordance with the provisions of the Plan Sponsor Agreement. While HCR ManorCare continues to be in default under the Master Lease, we agreed in the Plan Sponsor Agreement to forbear from bringing suit or exercising certain remedies under the Master Lease, including with respect to the failure to pay rent and a related event of default, until the earlier of the completion of the HCRMC Transactions or termination of the Plan Sponsor Agreement.

As of June 30, 2017, in connection with management’s belief that an event of default was imminent and the closing of our fiscal quarter, the Company expected to have the ability to sell or re-lease, in either case unencumbered by the Master Lease, any HCRMC Property. This resulted in a reduction in the expected holding period of certain facilities, which resulted in an impairment charge of $382.0 million during the second quarter of 2017. As of September 30, 2017, the Company determined there was a reduction in the expected holding period of certain additional facilities, which resulted in an impairment charge of $9.9 million during the third quarter of 2017. As of December 31, 2017, the Company determined there was a reduction in the expected undiscounted cash flows of certain additional facilities, which resulted in an impairment charge of $53.7 million during the fourth quarter of 2017. See Note 4 for additional information on the impairment analysis performed.

The Company incurred legal, advisory and diligence costs related to its restructuring and workout discussions with HCRMC totaling $18.5 million during 2017.

Summary of Revenues and Income under the Master Lease

The Company recognized HCRMC rental and related revenues and HCRMC equity income as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash rental and related revenues from HCRMC	$289,678	$442,113	$482,559
Non-cash rental and related revenues from HCRMC	—	—	118,904
Total rental and related revenues from HCRMC	$289,678	$442,113	$601,463

(1)

In December 2015, the Company reduced the carrying amount of its equity investment in HCRMC to zero, and beginning January 1, 2016, equity income will be recognized only if cash distributions are received from HCRMC; as a result, the Company will no longer reclassify (eliminate) its proportional ownership share of rental and related revenues from HCRMC to income from equity method investment (see Note 5).

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

As of December 31, 2017 and 2016, the straight‑line rent receivables, net balance was $2.5 million and $3.3 million, respectively.

Future Minimum Lease Payments

The following table summarizes lease payments contractually owed on an annual basis, excluding renewal options that are not reasonably assured and operating expense reimbursements, from tenants under non‑cancelable operating leases (excluding the potential impact of closing on the HCRMC Transactions) as of December 31, 2017 (in thousands):

Year	Amount(1)
2018(2)	$966,764
2019	515,912
2020	521,926
2021	537,395
2022	553,026
Thereafter	5,265,976
$8,360,999

(1)	Although the table is reflective of future amounts contractually due, the rents relative to the Master Lease are not reasonably assured of collection.
(2)

Includes rent payable in 2018 under the Master Lease (Reduced Cash Rent and deferred rent), all deferred/unpaid amounts from 2017, the Tranche B DRO and related penalties and interest. This number does not reflect the potential impact of closing on the HCRMC Transactions.

NOTE 4. Real Estate Acquisitions, Dispositions and Impairments

Acquisitions

During 2015, the Company acquired seven post‑acute/skilled nursing properties from HCRMC for $183.4 million, the proceeds of which were used to settle a portion of the Tranche A DRO (see Note 3). The purchase price was allocated $173.1 million to real estate and $10.3 million to intangible assets, with no goodwill recognized.

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

One of the three acquisitions during 2016 (the “acquired property”) was structured as a reverse tax deferred exchange under Section 1031 of the Code (“1031 exchange”). On September 9, 2016, the Company completed the reverse 1031 exchange and as such, the acquired property is no longer in the possession of the Exchange Accommodation Titleholder (“EAT”), which had been classified as a VIE as it is a thinly capitalized entity. The Company had consolidated the EAT because it was the primary beneficiary as it had the ability to control the activities that most significantly impacted the EAT’s economic performance. There were no properties held by the EAT as of December 31, 2017 or 2016.

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

During 2017, the Company sold the seven remaining non‑strategic properties for aggregate net proceeds of $19.3 million, resulting in gain on sales of $3.3 million.

Impairments

In March 2015, the Company recognized an impairment charge of $47.1 million related to the 50 non‑strategic properties to be sold. The impairment was based on the expected cash flows amounting to the projected net sales prices as compared to the carrying values. During 2016, the Company recognized an additional impairment charge of $21.4 million related to the 17 then remaining non-strategic properties as of September 30, 2016 as well as one additional property sold during the fourth quarter of 2016 as a result of a reduction in the expected cash flows amounting to the projected net sales prices as compared to the carrying values. Projected sales prices in active markets less costs to sell are considered Level 2 inputs in the fair value measurement hierarchy.

Additionally, during the fourth quarter of 2016, the Company recognized an impairment charge of $145.7 million related to seven skilled nursing properties classified as held for use as a result of their expected future undiscounted cash flows being less than their carrying values due in large part to the continued financial deterioration of the post-acute/skilled nursing sector. Expected future cash flows using market-based data, including recent comparable sales, market knowledge, brokers’ opinions of value and the income approach, are considered Level 3 inputs in the fair value measurement hierarchy. A significant assumption used in determining the estimated fair value of these properties was a per bed market rate specific to each individual market, the range of which was $25,000 to $50,000 per bed.

During 2017, the Company recognized impairment charges of $445.7 million related to certain skilled nursing properties classified as held for use. The properties were determined to be impaired in connection with the closing of the second, third and fourth quarters of 2017 under the recoverability test because the carrying value of the respective properties exceeded the expected undiscounted cash flows over the estimated holding period for the respective properties, due to a reduction in the expected holding period for the properties (see Note 3) and the continued financial deterioration of the post-acute/skilled nursing sector. The impairment charges are equal to the aggregate amount by which the carrying value of the respective properties exceeds the estimated fair value of the respective properties. Fair value of the properties was estimated using market-based data, including recent comparable sales, market knowledge, brokers’ opinions of value and the income approach, which are considered Level 3 inputs in the fair value measurement hierarchy. A significant assumption used in determining the estimated fair value of these properties was a per bed market rate specific to each individual market, the range of which was $15,000 to $88,000 per bed.

The following table summarizes the real estate impairments recorded during the years ended December 31, 2017, 2016 and 2015 by asset class (in thousands):

	Year Ended December 31,
	2017	2016	2015
Assets held for use	$445,697	$145,700	$—
Assets held for sale	—	21,357	47,135
Total	$445,697	$167,057	$47,135

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

NOTE 5. Equity Method Investment

The Company owns an approximately 9% equity interest in HCRMC that, although it does not have the ability to exercise significant influence over, is accounted for under the equity method of accounting due to HCRMC maintaining specific ownership accounts. Beginning on January 1, 2016, equity income is recognized only if cash distributions are received from HCRMC. See Note 3 regarding the Company’s Master Lease and the DOJ’s complaint against HCRMC.

HCRMC has been classified as a VIE as it is a “thinly capitalized” entity that relies on operating cash flows generated primarily from its post‑acute/skilled nursing and memory care/assisted living properties to fund operating expenses, including rent obligations under the Master Lease (see Note 3). The Company has determined that it is not the primary beneficiary of and does not consolidate HCRMC because it does not have the ability to control the activities that most significantly impact its economic performance.

As of December 31, 2017, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). The Company’s maximum loss exposure as a result of the Company’s involvement with HCRMC, including the net real estate assets, real estate and related assets held for sale, intangible assets, net, straight‑line rent receivables, net, right of use assets, net and the equity method investment at December 31, 2017, was $3.9 billion, which was equal to their aggregate carrying values as of December 31, 2017. The Company’s maximum loss exposure may be mitigated by leasing the underlying properties to new tenants upon an event of default.

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

The following is a summary of the quantitative information about fair value measurements for the impairment charge related to the Company’s equity ownership interest in HCRMC, as of September 30, 2015, using a discounted cash flow valuation model:

Description of Input(s) to the Valuation	Valuation Inputs
Range of revenue growth rates(1)	(1.8)% ‑ 3.0%
Range of occupancy growth rates(1)	(0.8)% ‑ 0.2%
Range of operating expense growth rates(1)	(1.1)% ‑ 3.1%
Discount rate	15.20%
Range of earnings multiples	6.0x ‑ 7.0x

(1)	For growth rates, the value ranges provided represent the highest and lowest input utilized in the valuation model for any forecasted period.

NOTE 6. Intangible Assets

The Company’s intangible assets, net consisted of the following (in thousands):

	December 31,
	2017	2016
Lease‑up intangibles	$270,613	$317,621
Above market tenant lease intangibles	120	120
Gross intangible assets	270,733	317,741
Accumulated depreciation and amortization	(112,661)	(117,996)
Intangible assets, net	$158,072	$199,745

The remaining weighted average amortization period of intangible assets was 8.8 years and 9.8 years at December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017, 2016 and 2015, rental and related revenues include reductions to revenues of insignificant amounts from the amortization of above market tenant lease intangibles. For the years ended December 31, 2017, 2016 and 2015, depreciation and amortization expense includes $20.6 million, $22.9 million and $23.4 million, respectively, from the amortization of lease‑up intangibles.

Estimated aggregate amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Amount
2018	$19,211
2019	19,211
2020	18,955
2021	18,942
2022	18,942
Thereafter	62,811
$158,072

NOTE 7. Other Assets

The Company’s other assets, net consisted of the following (in thousands):

	December 31,
	2017	2016
Right of use assets, net	$12,402	$13,464
Other	9,891	12,820
Total other assets, net	$22,293	$26,284

Accumulated amortization of the right of use assets was $1.2 million and $1.0 million at December 31, 2017 and 2016, respectively. For each of the years ended December 31, 2017, 2016 and 2015, operating expenses include $0.2 million, $0.2 million and $0.1 million, respectively, from the amortization of the right of use assets.

At December 31, 2017 and 2016, the Company had goodwill of $3.3 million recorded in other assets, net. There have been no impairments of goodwill during any of the years presented and there are no cumulative impairments.

NOTE 8. Debt

Overview

In anticipation of the Spin‑Off, the Company entered into certain debt arrangements which, upon completion and closing of the Spin‑Off and related transactions on October 31, 2016, were binding upon QCP. The proceeds from the Company’s borrowings, less applicable financing costs, fees and expenses, were transferred to HCP as partial consideration for the QCP Business.

Debt as of December 31, 2017 and 2016 consisted of the following (in thousands):

			Net Balance Outstanding as of
	Interest	Maturity	December 31,	December 31,
Debt	Rate	Date	2017	2016
Senior secured revolving credit facility(1)	Floating	October 31, 2021	$75,000	$25,000
Senior secured term loan(2)	Floating	October 31, 2022	953,768	957,465
Senior secured notes	8.125%	November 1, 2023	733,412	730,604
Total			$1,762,180	$1,713,069

(1)	The interest rate was 6.60% and 5.86% as of December 31, 2017 and 2016, respectively. Remaining availability under the facility was $25.0 million as of December 31, 2017.
(2)	The interest rate was 6.60% and 6.25% as of December 31, 2017 and 2016, respectively.

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

Covenants

Our secured debt agreements contain certain customary affirmative covenants, including furnishing audited annual financial statements without a “going concern” or like qualification or exception in the audit report of our independent registered public accounting firm and maintaining a minimum debt service coverage ratio, and events of default. The negative covenants in the debt agreements include, among other things, limitations (none of which are absolute) on our ability to: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; change our lines of business; restrict dividends from our subsidiaries or restrict liens; prepay certain junior lien debt or material unsecured debt; modify the terms of certain debt or organizational agreements; and make any amendment or waiver to, or replacement or termination of, the Master Lease or certain other material leases (including amendments, waivers, replacements or terminations that would be materially adverse to the lenders; provided that neither dispositions and investments otherwise permitted under the credit agreement, nor any rent reductions in connection with the Master Lease, shall be considered "materially adverse" for purposes of the covenant). Additionally, our debt agreements include restrictions with regard to the net cash proceeds from the sale of a property, excluding the original 50 non-strategic properties under the Master Lease, whereby the proceeds must be used to repay debt, fund a capital expenditure or invest in a replacement property within 365 days of receipt.

The events of default in the secured debt agreements include (with customary thresholds and grace periods) non-payment of principal, interest or other amounts due thereunder; in the case of our senior secured credit facilities, a “going concern” qualification or exception in the independent auditors’ opinion within their report accompanying our annual financial statements; violation of covenants; material inaccuracy of a representation or warranty when made or deemed made; cross-default (after the expiration of any grace period) and cross-acceleration to material recourse indebtedness; bankruptcy events with respect to us or any of our material subsidiaries; general inability to pay debts; certain Employee Retirement Income Security Act of 1974 (“ERISA”) events; unpaid, uninsured final monetary judgments or non-monetary judgements that have not been discharged; invalidity of a material portion of the guarantees or of liens on a material portion of the collateral; and a change of control.

As of December 31, 2017, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the debt agreements. See “Going Concern Assessment” in Note 1 for further discussion of our anticipated compliance with debt covenants.

Debt Maturity and Cash Paid for Interest

Scheduled principal repayments on indebtedness as of December 31, 2017 are as follows (in thousands):

Amount
2018	$10,000
2019	10,000
2020	10,000
2021	85,000
2022	950,000
Thereafter	750,000
$1,815,000

Cash paid for interest for the years ended December 31, 2017 and 2016 was $131.7 million and $10.7 million, respectively.

Fair Value of Debt

The carrying values of our variable-rate debt approximate their fair value. We estimate the fair values of fixed-rate debt using trading quotes in an inactive market, which falls within Level 2 of the fair value hierarchy. The fair value of the Notes with $750 million face value was estimated to be $765.0 million and $753.8 million as of December 31, 2017 and 2016, respectively.

NOTE 9. Equity

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

Pursuant to the terms of the Preferred Stock, we may, at our option at any time on or after October 14, 2017, redeem the Class A Preferred Stock at any time in whole, or from time to time in part, for cash at a price per share (the “Preferred Stock Redemption Price”) equal to the liquidation preference, plus any accumulated, accrued and unpaid dividends, to, but excluding, the date of redemption. Upon the occurrence of a Change of Control (as defined in the Articles Supplementary relating thereto), we must redeem all of the outstanding shares of Class A Preferred Stock for cash at a price per share equal to the Preferred Stock Redemption Price. At any time after October 14, 2023, a holder of shares of Class A Preferred Stock has the right to require us to repurchase all or a portion of the holder’s shares at a price per share equal to the Preferred Stock Redemption Price. Except as described above, the shares of Class A Preferred Stock have no stated maturity, are not subject to any sinking fund and will remain outstanding indefinitely. Due to their contingent redeemability upon a Change of Control and redeemability at the stockholder’s option after October 14, 2023 (both described above), the Class A Preferred Stock is classified as redeemable preferred stock within mezzanine equity (outside of permanent equity) in the accompanying consolidated balance sheets.

Stock-Based Compensation

On October 31, 2016, the Company’s Board of Directors adopted the Quality Care Properties, Inc. 2016 Performance Incentive Plan (the “Plan”), which permits the Company to grant awards to officers, employees, directors and consultants of the Company or a subsidiary. An aggregate of 9,500,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 3,000,000 shares and the maximum value of awards to be granted to a non-employee director in any consecutive 12-month period is $500,000. Awards may be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, any similar rights to purchase or acquire shares, any other award with a value derived from the value of or related to the common stock, or performance-based cash rewards. As of December 31, 2017, there were 4,147,080 common shares available for future grant under the Plan.

On August 3, 2016, the Company entered into an employment agreement with Mark Ordan, which was subsequently amended effective October 3, 2016, pursuant to which Mr. Ordan serves as the Company’s Chief Executive Officer following the completion of the Spin‑Off on October 31, 2016 (the “Ordan Employment Agreement”). The Ordan Employment Agreement provides that, beginning in 2017, Mr. Ordan will be eligible to receive annual equity award grants that have a target value equal to 250% of his annual base salary and are subject to time‑based and performance‑based vesting criteria determined by the Company’s compensation committee. On December 2, 2016, the Company entered into a letter agreement with Mr. Ordan (the “Ordan Letter”), memorializing actions under, and changes to, the Ordan Employment Agreement. Effective November 29, 2016, Mr. Ordan received a one‑time equity award grant of restricted stock units relating to 203,804 shares of the Company’s common stock with a grant date fair value of $3 million that will vest in full on the third anniversary of the grant date (the “Ordan Initial RSUs”). On December 31, 2016, Mr. Ordan received a one-time equity award grant of options to purchase 1,600,000 shares of the Company’s common stock, of which 800,000 vested in full on the grant date and 800,000 will vest subject to the achievement of certain performance criteria, with vested options not exercisable until the third anniversary of the grant date (the “Ordan Initial Options”). On December 15, 2016, in light of limits placed on the Ordan Initial RSUs, Mr. Ordan received a one-time equity award grant of additional options to purchase 594,694 shares of the Company’s common stock with a grant date fair value of $1.75 million that will vest in full on, and are not exercisable until, the third anniversary of the grant date (the “Ordan Adjustment Options”). The Ordan Initial RSUs, the Ordan Initial Options and the Ordan Adjustment Options were issued related to the Spin-Off in accordance with the Ordan Employment Agreement and the Ordan Letter, which agreements contain clauses related to clawback, change in control and other events, which would impact the vesting of the awards.

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

Performance-Based Stock Awards

During 2017, the Company issued performance-based stock awards to its executive officers, as described above. The awards are performance-based with a service component and the related fair value is expensed over the applicable service periods. The amount of compensation related to the unvested performance-based stock awards that we expect to recognize in future periods is $2.7 million over a weighted average period of 2.2 years.

A summary of the status of the performance-based stock awards at December 31, 2017 and changes during the year are presented below:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding unvested at January 1, 2017	—	$—
Granted	201,828	$18.58
Vested	—	$—
Outstanding unvested at December 31, 2017	201,828	$18.58

Restricted Stock Unit Awards

During 2016, the Company issued restricted stock units ("RSUs") to its executive officers, as described above. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods. The amount of compensation related to the unvested RSUs that we expect to recognize in future periods is $3.8 million over a weighted average period of 1.9 years.

A summary of the status of the RSUs at December 31, 2017 and changes during the year are presented below:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding unvested at January 1, 2017	407,607	$14.72
Granted	—	$—
Vested	—	$—
Outstanding unvested at December 31, 2017	407,607	$14.72

Stock Options

During 2016, the Company issued stock options to its executive officers, as described above. The options with only service conditions were valued using a binomial lattice model and the options with market conditions were valued using a Monte Carlo simulation, and the expense associated with the options is amortized over the requisite service period, determined to be three years for all options. The amount of compensation related to the unvested stock options that we expect to recognize in future periods is $9.0 million over a weighted average period of 2.0 years.

A summary of the status of the Company's options at December 31, 2017 and changes during the year are listed below:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding unvested at January 1, 2017	4,676,822	$2.96
Granted	—	$—
Vested	—	$—
Outstanding unvested at December 31, 2017	4,676,822	$2.96

The fair value of each option grant was determined using a binomial lattice model (service conditions only) or a Monte Carlo simulation (includes market conditions). The weighted average per share value of options granted as well as the assumptions used to value the 2016 grants is listed below:

Weighted average per share value of options granted	$2.96
Weighted average risk-free rates	2.0%
Expected average lives (in years)	5.0
Annual assumed dividend rate	7.3%
Weighted average volatility	35.6%

The following table summarizes information regarding the options outstanding (none vested or exercisable) at December 31, 2017:

Weighted
Average
		Remaining	Weighted
Range of	Number	Contractual	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price
$15.73	4,676,822	6.0	$15.73

The aggregate intrinsic value of options outstanding (none vested, exercised or exercisable) was zero as of December 31, 2017.

Stock-Based Compensation Expense

The Company recorded total stock-based compensation expense related to the RSUs, stock options and performance-based stock awards of $7.8 million and $0.4 million during the years ended December 31, 2017 and 2016, respectively, which is included within general and administrative expense in the accompanying combined consolidated statements of operations and comprehensive (loss) income.

NOTE 10. Commitments and Contingencies

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

Legal Proceedings related to HCRMC

On April 20, 2015, the U.S. Department of Justice (“DOJ”) unsealed a previously filed complaint in the U.S. District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. On November 27, 2017, the Court granted the United States’ motion to dismiss the case with prejudice.

Legal Proceedings related to HCP

Pursuant to a separation and distribution agreement that QCP and HCP entered into in connection with the completion of the Spin‑Off: (i) any liability arising from or relating to QCP’s business has been assumed by QCP and QCP has indemnified HCP and its subsidiaries (and its respective directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such liability, and (ii) HCP has indemnified QCP (including its subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving HCP’s real estate investment business prior to the Spin‑Off and its retained properties. HCP is currently a party to various class action and derivative lawsuits, legal actions and administrative proceedings, which are subject to the indemnities provided by HCP to QCP, including the actions described below.

HCP has reported that, on May 9, 2016, a purported stockholder of HCP filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against HCP, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and alleges that HCP made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice in a pending suit against HCRMC arising from the False Claims Act. The plaintiff in the suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. On November 28, 2017, the Court appointed Societe Generale Securities GmbH (SGSS Germany) and the City of Birmingham Retirement and Relief Systems (Birmingham) as Co-Lead Plaintiffs in the class action. Co-Lead Plaintiffs must file a consolidated Amended Complaint by February 28, 2018. Defendants will then have until March 30, 2018 to respond to the Amended Complaint and file a motion to dismiss. HCP believes the suit to be without merit and intends to vigorously defend against it.

HCP has also reported that, on June 16, 2016 and July 5, 2016, purported stockholders of HCP filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30-2016-00858497-CU-PT-CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30-2016-00861646-CU-MC-CJC, in the Superior Court of California, County of Orange, against certain of HCP’s current and former directors and officers and HCRMC. HCP is named as a nominal defendant. As both derivative actions contained substantially the same allegations, they have been consolidated into a single action. The consolidated action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. As the Subodh/Stearns action is in the early stages, defendants have not yet responded to the complaint. On April 18, 2017, the Court approved the parties’ stipulation staying the action pending further developments, including in the related securities class action litigation. The Court recently adjourned the status conference scheduled for January 10, 2018 to June 11, 2018.

HCP has also reported that, on April 10, 2017, a purported stockholder of HCP filed a derivative action, Weldon v. Martin et al., Case No. 3:17-cv-755, in federal court in the Northern District of Ohio, Western Division, against certain of HCP’s current and former directors and officers and HCRMC. HCP is named as a nominal defendant. The Weldon complaint asserts similar claims to those asserted in the California derivative actions. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that HCP made false statements in its 2016 proxy statement by not disclosing that HCP’s performance issues in 2015 were the direct result of billing fraud at HCRMC. On April 18, 2017, the Court re-assigned and transferred this action to the judge presiding over the related federal securities class action. Defendants have not yet been served or responded to the complaint. On July 11, 2017, the Court approved a stipulation by the parties to stay the case pending disposition of the motion to dismiss the class action.

HCP has also reported that, on July 21, 2017, a purported stockholder of HCP filed another derivative action, Kelley v. HCR ManorCare, Inc., et al., Case No. 8:17-cv-01259, in federal court in the Central District of California, against certain of HCP’s current and former directors and officers and HCRMC. HCP is named as a nominal defendant. The Kelley complaint asserts similar claims to those asserted in Weldon and in the California derivative actions. Like  Weldon, the Kelley complaint also additionally alleges that HCP made false statements in its 2016 proxy statement, and asserts a claim for a violation of Section 14(a) of the Exchange Act. On September 25, 2017, Defendants moved to transfer the action to the Northern District of Ohio (i.e., the court where the class action and other federal derivative action are pending) or, in the alternative, to stay the action. The Court granted Defendants’ motion to transfer on November 28, 2017, and Kelley is now before Judge Helmick in the Northern District of Ohio.

HCP has also reported that, in a status conference on January 19, 2018 in the Kelley action, Judge Helmick requested briefing by the parties in both Weldon and Kelley concerning the potential consolidation of the two actions, the appointment of lead plaintiffs and counsel, and whether the stay should continue. Plaintiffs’ briefs will be due on February 23, 2018, defendants’ opposition will be due on March 9, 2018, and plaintiffs’ reply will be due on March 23, 2018. Judge Helmick indicated that he would issue an order explaining and memorializing these deadlines.

HCP has also reported that HCP’s Board of Directors received letters dated August 17, 2016, April 19, 2017, and April 20, 2017 from private law firms acting on behalf of clients who are purported stockholders of HCP, each asserting allegations similar to those made in the Subodh and Stearns matters discussed above. Each letter demands that the Board of Directors take action to assert HCP’s rights. The Board of Directors completed its evaluation and determined to reject the demand letters. Rejection notices were sent in December of 2017.

Environmental Costs

The Company monitors its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, financial condition or results of operations.

Commitments for Capital Additions

As part of the HCRMC Lease Amendment effective April 1, 2015, the Company agreed to provide the Lessee, upon the Lessee’s request, through April 1, 2019 amounts to fund Capital Additions Costs (as defined in the Master Lease) approved by the Company, in the Company’s reasonable discretion. Such amounts may not exceed $100 million in the aggregate (“Capital Addition Financing”), nor may the Lessee request more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through December 31, 2017, approximately $2.8 million in Capital Addition Financing has been funded by the Company since the Spin-Off, with no such funding during 2017.

Tenant Purchase Options

Certain leases contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options as of December 31, 2017, summarized by the year the purchase options are exercisable (excluding the option held by Tandem, defined below), is as follows (dollars in thousands):

	Annualized	Number of
Year	Base Rent(1)	Properties
2019	$12,318	12
	$12,318	12

(1)

Represents the most recent month’s base rent annualized for 12 months. Base rent does not include tenant recoveries and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles and deferred revenues).

On May 30, 2017, the Company and Tandem Health Care, LLC (“Tandem”), a tenant with an option to purchase the nine properties it leases from us at a favorable purchase price, entered into a lease amendment extending the option expiration date from May 31, 2017 to July 31, 2017 and increasing the purchase price. In connection with entering into the amendment, the Company collected a $1.0 million nonrefundable deposit from Tandem, which amount would be applied towards the purchase price upon option exercise. On July 31, 2017, Tandem exercised their purchase option, paying an additional $0.5 million nonrefundable deposit to be applied towards the purchase price. On October 4, 2017, the Company and Tandem entered into a lease amendment extending the closing date to potentially as late as January 4, 2018, subject to the receipt of certain nonrefundable extension fees and deposits. On October 5, October 23 and November 30, 2017, Tandem paid a $1.0 million nonrefundable extension fee, a $1.0 million nonrefundable extension deposit and an additional $1.0 million nonrefundable extension fee, respectively, to extend the closing date to January 4, 2018. As a result of Tandem’s failure to consummate the purchase option on or prior to January 4, 2018, the purchase option has expired. The Company will retain the $4.5 million in nonrefundable deposits and extension fees received from Tandem, of which $2.0 million of fees is included in other income for 2017 and $2.5 million of deposits will be recognized as income in 2018.

NOTE 11. Income Taxes

The Company elected to be treated as a REIT, commencing with its initial taxable year ended December 31, 2016. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income. If the Company’s REIT status is not terminated, the Company determines to continue to qualify as a REIT and the Company distributes 100% of its taxable income, then the Company will continue to generally not be subject to federal or state and local income taxes. However, the following is a discussion of a deferred tax liability that QCP assumed from HCP in the Spin-Off.

HCP acquired the HCRMC Properties in 2011 through an acquisition of a C Corporation, which was subject to federal and state built‑in gain tax, if any of the assets were sold within 10 years, of up to $2 billion. At the time, HCP intended to hold the assets for at least 10 years, at which time the assets would no longer be subject to the built‑in gain tax.

In December 2015, the U.S. Federal Government passed legislation which reduced the holding period, for federal tax purposes, to five years. HCP satisfied the five-year holding period requirement in April 2016. In February 2017, the U.S. Treasury issued a final regulation confirming the five-year holding period.

However, certain states still require a 10‑year holding period and, as such, the assets are still subject to state built‑in gain tax. As of March 31, 2016, HCP determined that it may sell assets during the next five years and, therefore, recorded a deferred tax liability. HCP calculated the deferred tax liability related to the state built‑in‑gain tax using the separate return method and recorded a deferred tax liability of $17.4 million representing its estimated exposure to state built‑in gain tax during 2016. As a result of the tax liquidation of a QCP subsidiary during the fourth quarter of 2016, the deferred tax liability became due and payable by April 15, 2017. After adjusting the estimated amount to actual, the income taxes payable as of December 31, 2016 was $16.5 million, which amount was paid to the taxing authority during the first quarter of 2017.

The Tax Cuts and Jobs Act of 2017 (the “2017 Act”) represents sweeping tax reform legislation that makes significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules. So long as we remain a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs. Shareholders, however, are generally required to pay taxes on REIT dividends.

NOTE 12. Earnings Per Common Share

We determine basic earnings per common share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine diluted earnings per common share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into shares of common stock at the earliest date possible. As described in Note 1, the shares of common stock outstanding at the separation date are reflected as outstanding for all periods prior to the separation.

The following table sets forth the computation of our basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net (loss) income attributable to common shareholders	$(443,833)	$81,145	$113,193
Denominator:
Weighted average shares of common stock outstanding - basic	93,604	93,598	93,598
Compensation-related shares	—	—	—
Weighted average shares of common stock outstanding - diluted	93,604	93,598	93,598
(Loss) earnings per common share - basic and diluted	$(4.74)	$0.87	$1.21

For the years ended December 31, 2017 and 2016, additional potentially dilutive securities include outstanding stock options, restricted stock units, deferred stock units and performance-based stock awards. For the years ended December 31, 2017 and 2016, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive or insignificant. There were no such securities outstanding during the year ended December 31, 2015. We accrue distributions when they are declared.

NOTE 13. Concentration of Credit Risk

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

Assets related to HCRMC represented 90% and 94% of the Company’s total assets as of December 31, 2017 and 2016, respectively. The Company derived 91%, 94% and 95% of its total revenues from its lease with HCRMC for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s revenue concentration by state was as follows:

	Year Ended
	December 31,
	2017	2016	2015
Pennsylvania	22%	24%	22%
Ohio	11%	7%	10%
Illinois	10%	10%	11%
Florida	9%	10%	10%
Michigan	9%	10%	9%

The Company’s asset concentration by state was as follows:

	December 31,
	2017	2016
Pennsylvania	23%	20%
Ohio	11%	13%
Florida	11%	11%
Illinois	9%	12%
Michigan	9%	10%

NOTE 14. Subsequent Events

The HCRMC Transactions and the HCRMC Bankruptcy

Plan Sponsor Agreement

On March 2, 2018, we entered into a plan sponsor agreement (the “Plan Sponsor Agreement”) with HCRMC, HCP Mezzanine Lender, LP, a wholly owned subsidiary of QCP (“Purchaser”), and certain lessor subsidiaries of QCP. The Plan Sponsor Agreement contemplates that, among other things, pursuant to a prepackaged plan of reorganization of HCRMC (the “Prepackaged Plan”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), Purchaser will acquire all of the issued and outstanding capital stock of HCRMC, in exchange for the discharge under the Prepackaged Plan of all claims of QCP against HCRMC and its subsidiaries arising under HCRMC’s guaranty of the Master Lease. On March 4, 2018, as required by the Plan Sponsor Agreement, HCRMC filed a voluntary petition for reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “HCRMC Bankruptcy”).

The Prepackaged Plan will be based on, and will contain terms consistent in form and substance with, the restructuring term sheet dated March 2, 2018 attached to and incorporated into the Plan Sponsor Agreement (the “Term Sheet”), which includes the following terms:

•	All of QCP’s claims against HCRMC will be cancelled in exchange for all of the issued and outstanding capital stock of the reorganized HCRMC;
•

All creditors of HCRMC other than QCP will be unimpaired under the Prepackaged Plan. The Centerbridge Facility will be reinstated on existing terms, and the remainder of HCRMC’s unsecured obligations will be paid in full in cash, reinstated, or otherwise left unimpaired; and

•	The Prepackaged Plan will include customary releases and exculpation by HCRMC of the reorganized HCRMC, its current and former representatives, and QCP.

The Plan Sponsor Agreement provides that, during the period prior to the closing of the transactions contemplated by the Plan Sponsor Agreement (the “HCRMC Transactions”), Guy Sansone and Laura Linynsky will serve as consultants reporting to QCP and will be provided with certain rights and access to information of HCRMC, as well as access to the board of directors, officers and employees of HCRMC, subject to oversight by the Chief Restructuring Officer of HCRMC. HCRMC will also provide the consultants with such information and access to HCRMC’s properties and personnel as they or QCP reasonably request in order to, among other things, formulate a comprehensive, detailed business plan for HCRMC for implementation following the completion of the HCRMC Transactions. Following the completion of the HCRMC Transactions, Mr. Sansone is expected to assume the role of HCRMC’s Chief Executive Officer and Ms. Linynsky is expected to serve as HCRMC’s interim Chief Financial Officer.

The Plan Sponsor Agreement contains additional commitments by HCRMC and QCP relating to the voluntary chapter 11 filing for reorganization by HCRMC, including to use reasonable best efforts to pursue entry of a confirmation order by the bankruptcy court confirming a Prepackaged Plan consistent in form and substance with the arrangements provided in the Term Sheet within 40 days of the filing of the bankruptcy petition.

The completion of the HCRMC Transactions remains subject to certain mutual conditions, including (i) the receipt of certain state licensing approvals with respect to the HCRMC Transactions, (ii) the entry by the bankruptcy court of a confirmation order confirming a Prepackaged Plan with terms consistent in form and substance with those set out in the Term Sheet, or otherwise reasonably acceptable to QCP and HCRMC, and such order having become a final order and (iii) no entry of an order by the bankruptcy court dismissing the chapter 11 case or converting the chapter 11 case into a case under chapter 7 of the Bankruptcy Code or an order materially inconsistent with the Plan Sponsor Agreement, the Prepackaged Plan or the confirmation order in a manner adverse to QCP. The obligation of each party to consummate the HCRMC Transactions is also conditioned upon (i) compliance by the other party in all material respects with its pre-closing obligations under the Plan Sponsor Agreement and (ii) the accuracy of the representations and warranties of the other party as of the date of the Plan Sponsor Agreement and as of the closing of the HCRMC Transactions (subject to customary materiality qualifiers).

The Plan Sponsor Agreement will automatically terminate if certain milestones related to the HCRMC Bankruptcy are not met. The Plan Sponsor Agreement may also be terminated by QCP if there has been a material breach of the “no shop” covenant, prohibiting HCRMC from soliciting, providing non-public information in connection with or entering into discussions or negotiations concerning proposals relating to alternative business combination transactions, included in the Plan Sponsor Agreement or if HCR III fails to pay such cash and cash equivalents available to pay all or part of the reduced cash rent under the Master Lease after making all transfers of funds permitted under the credit agreement of HCRMC and its subsidiaries and retaining such reserves and making such other expenditures that either the Chief Restructuring Officer or the board of directors of HCRMC has determined would be necessary to allow HCRMC to operate in the ordinary course of business. If the HCRMC Transactions have not been consummated by September 30, 2018, either QCP or HCRMC may terminate the Plan Sponsor Agreement.

QCP and HCRMC have made customary representations, warranties and covenants in the Plan Sponsor Agreement. Many of the representations made by HCRMC are subject to and qualified by a Material Adverse Effect (as defined in the Plan Sponsor Agreement). QCP and HCRMC have also agreed to customary covenants in the Plan Sponsor Agreement, including covenants regarding the operation of the business of HCRMC and its subsidiaries prior to the completion of the HCRMC Transactions and the “no shop” covenant. In addition, QCP and HCRMC have agreed to use their respective reasonable best efforts to prepare and file all documentation to obtain required regulatory approvals. The Plan Sponsor Agreement provides that HCRMC will use reasonable best efforts to cooperate with QCP in connection with any financing by QCP or HCRMC, including the refinancing of HCRMC’s indebtedness under the Centerbridge Facility.

Upon completion of the HCRMC Transactions, QCP will enter into an amendment to the Master Lease (the “Master Lease Amendment”). The Master Lease Amendment will provide that, among other things, until the seventh anniversary of the closing date, HCR III will be permitted to defer paying any portion of the monthly minimum rent due to QCP to the extent that HCR III does not have cash and cash equivalents available to make such payment in a calendar month after HCR III retains amounts reasonably required, taking into account projected receipts, to satisfy HCR III’s monthly cash needs and liabilities reasonably anticipated to be paid in cash within 90 days of the first business day of such calendar month. This new deferred rent obligation will be due and payable upon the earlier of the seventh anniversary of the effective date of the Prepackaged Plan or the occurrence of certain other specified events. Upon completion of the HCRMC Transactions, the Tranche B DRO will be eliminated and any accrued but unpaid rent under the Master Lease released pursuant to the Master Lease Amendment. Within seven days of completion, HCRMC’s guaranty of the Master Lease will be terminated, released and discharged.

Bankruptcy court approval is expected in the second quarter and the HCRMC Transactions are expected to be completed in the third quarter of 2018.

Restructuring Support Agreement

Concurrently with the execution of the Plan Sponsor Agreement, HCRMC, Carlyle MC Partners, L.P., a Delaware limited partnership, Carlyle Partners V-A MC, L.P., a Delaware limited Partnership, Carlyle Partners V MC, L.P., a Delaware limited partnership, CP V Coinvestment A, L.P., a Delaware limited partnership, CP V Coinvestment B, L.P., a Delaware limited partnership and MC Operations Investments, LLC, a wholly owned indirect subsidiary of QCP (collectively, the “Restructuring Support Parties”), entered into a restructuring support agreement (the “Restructuring Support Agreement”), pursuant to which, subject to the terms and conditions therein, the Restructuring Support Parties, as owners of common stock of HCRMC, covenanted to, among other things, support the HCRMC Transactions and the Prepackaged Plan, and not to take any action, directly or indirectly, that could interfere with the confirmation of the Prepackaged Plan or the consummation of the HCRMC Transactions. In addition, the Restructuring

Support Parties agreed not to transfer, sell or pledge their HCRMC common stock or the right to vote unless the transferee of those shares joins the Restructuring Support Agreement. All obligations pursuant to the Restructuring Support Agreement will terminate upon the earlier of the effective date of the Prepackaged Plan or termination of the Plan Sponsor Agreement.

Other Subsequent Events

See Note 3 for other activity related to HCR ManorCare and Note 10 for activity related to an expired tenant purchase option subsequent to December 31, 2017.

NOTE 15. Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2017 and 2016 is as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
Total revenues	$112,592	$79,348	$56,000	$70,558
Income (loss) before income taxes	$37,100	$(385,237)	$(33,279)	$(59,958)
Net income (loss)	$36,819	$(385,456)	$(34,078)	$(60,746)
Net income (loss) attributable to the Company	$36,795	$(385,473)	$(34,098)	$(60,765)
Net income (loss) attributable to common shareholders	$36,684	$(385,534)	$(34,158)	$(60,825)
Earnings (loss) per common share, basic and diluted	$0.39	$(4.12)	$(0.36)	$(0.65)
2016
Total revenues	$120,247	$123,690	$123,667	$103,567
Income (loss) before income taxes	$61,397	$83,799	$58,693	$(105,262)
Net income (loss)	$48,762	$83,593	$53,520	$(104,730)
Net income (loss) attributable to the Company	$48,762	$83,593	$53,520	$(104,730)
Net income (loss) attributable to common shareholders	$48,762	$83,593	$53,520	$(104,730)
Earnings (loss) per common share, basic and diluted	$0.52	$0.89	$0.57	$(1.12)

The negative results for the second, third and fourth quarters of 2017 and the fourth quarter of 2016 are primarily the result of decreased rental revenues (see Note 3) and impairment charges recorded (see Note 4).

Quality Care Properties, Inc.

Schedule II – Valuation and Qualifying Accounts

Allowance Accounts(1)		Additions		Deductions
(in thousands)	Balance at	Amounts Charged		Uncollectible
Year Ended	Beginning of	Against	Acquired	Accounts	Disposed	Balance at
December 31,	Year	Operations, net	Properties	Written‑off	Properties	End of Year
2017	$196,049	$198	$—	$(188)	$—	$196,059
2016	198,216	253	—	(188)	(2,232)	196,049
2015	846	197,487	—	(117)	—	198,216

(1)	Includes allowance for straight‑line rent receivables and doubtful accounts.

Quality Care Properties, Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2017

(in thousands)

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2017					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2017	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1790 Citrus Heights	CA	Post‑acute/skillednursing	$—	$4,298	$32,027	$—	$4,298	$32,027	$36,325	$(8,342)	2011	40
1791 Fountain Valley	CA	Post‑acute/skillednursing	—	4,348	6,877	—	4,348	6,877	11,225	(3,082)	2011	40
1712 Hemet	CA	Post‑acute/skillednursing	—	679	20,683	—	679	20,683	21,362	(6,593)	2011	40
1877 Palm Desert	CA	Post‑acute/skillednursing	—	4,048	15,164	—	4,048	15,164	19,212	(5,663)	2011	40
1629 Sunnyvale	CA	Post‑acute/skillednursing	—	10,597	15,528	—	10,597	15,528	26,125	(4,472)	2011	40
1656 Walnut Creek	CA	Post‑acute/skillednursing	—	11,797	21,303	—	11,797	21,303	33,100	(5,352)	2011	45
1741 Walnut Creek	CA	Post‑acute/skillednursing	—	7,248	40,865	—	7,248	40,865	48,113	(9,649)	2011	45
1792 Boulder	CO	Post‑acute/skillednursing	—	5,248	18,064	—	5,248	18,064	23,312	(4,659)	2011	40
1713 Denver	CO	Post‑acute/skillednursing	—	1,399	32,038	—	1,399	32,038	33,437	(7,669)	2011	40
0002 Fort Collins	CO	Post‑acute/skillednursing	—	498	1,913	1,201	498	3,114	3,612	(3,114)	1985	25
0018 Morrison	CO	Post‑acute/skillednursing	—	1,428	5,464	3,294	1,428	8,758	10,186	(8,686)	1985	24
1657 Wilmington	DE	Post‑acute/skillednursing	—	2,349	36,550	—	2,349	36,550	38,899	(8,324)	2011	45
1793 Wilmington	DE	Post‑acute/skillednursing	—	739	16,872	—	739	16,872	17,611	(5,120)	2011	40
1665 Boca Raton	FL	Post‑acute/skillednursing	—	5,748	6,401	—	5,748	6,401	12,149	(1,839)	2011	45
1745 Boca Raton	FL	Post‑acute/skillednursing	—	2,099	22,013	—	2,099	22,013	24,112	(5,538)	2011	45
1916 Boynton Beach	FL	Post‑acute/skillednursing	—	3,798	18,100	—	3,798	18,100	21,898	(4,946)	2011	45
1747 Boynton Beach	FL	Post‑acute/skillednursing	—	2,499	13,950	—	2,499	13,950	16,449	(3,392)	2011	45
1825 Delray Beach	FL	Post‑acute/skillednursing	—	3,868	28,343	—	3,868	28,343	32,211	(5,523)	2011	55
1661 Dunedin	FL	Post‑acute/skillednursing	—	1,399	15,931	—	1,399	15,931	17,330	(3,684)	2011	45
1664 Ft. Myers	FL	Post‑acute/skillednursing	—	1,249	17,306	—	1,249	17,306	18,555	(4,405)	2011	45
1920 Ft. Myers	FL	Post‑acute/skillednursing	—	3,298	17,375	—	3,298	17,375	20,673	(4,374)	2011	50
1663 Hialeah	FL	Post‑acute/skillednursing	—	2,549	20,525	(14,464)	1,193	7,417	8,610	(100)	2011	45
1631 Jacksonville	FL	Post‑acute/skillednursing	—	489	15,285	—	489	15,285	15,774	(3,835)	2011	40
1748 Jacksonville	FL	Post‑acute/skillednursing	—	1,199	24,325	—	1,199	24,325	25,524	(5,463)	2011	45
1751 Lauder Hill	FL	Post‑acute/skillednursing	—	1,599	13,613	(8,959)	826	5,427	6,253	(74)	2011	45
1662 Miami	FL	Post‑acute/skillednursing	—	2,649	21,038	(11,202)	1,821	10,664	12,485	(145)	2011	45
1913 Naples	FL	Post‑acute/skillednursing	—	1,349	14,362	—	1,349	14,362	15,711	(3,613)	2011	45
1918 Orange Park	FL	Post‑acute/skillednursing	—	1,749	10,400	—	1,749	10,400	12,149	(3,542)	2011	45
1749 Palm Beach Gardens	FL	Post‑acute/skillednursing	—	3,248	10,850	—	3,248	10,850	14,098	(2,924)	2011	45
1744 Palm Harbor	FL	Post‑acute/skillednursing	—	3,349	23,687	—	3,349	23,687	27,036	(6,561)	2011	45
1917 Plantation	FL	Post‑acute/skillednursing	—	1,500	17,950	(10,905)	828	7,717	8,545	(104)	2011	45
1750 Sarasota	FL	Post‑acute/skillednursing	—	6,299	8,413	—	6,299	8,413	14,712	(3,001)	2011	50
1772 Sarasota	FL	Post‑acute/skillednursing	—	1,000	7,238	—	1,000	7,238	8,238	(2,295)	2011	35
1827 Sarasota	FL	Post‑acute/skillednursing	—	—	22,650	—	—	22,650	22,650	(5,626)	2011	45
1746 Tamarac	FL	Post‑acute/skillednursing	—	3,249	16,200	(9,374)	2,153	7,922	10,075	(108)	2011	45
1914 Tampa	FL	Post‑acute/skillednursing	—	1,450	21,812	(16,434)	543	6,285	6,828	(84)	2011	45
1660 Venice	FL	Post‑acute/skillednursing	—	1,000	20,287	—	1,000	20,287	21,287	(4,670)	2011	50
1915 W. Palm Beach	FL	Post‑acute/skillednursing	—	1,800	15,187	—	1,800	15,187	16,987	(3,740)	2011	45
2345 Winter Park	FL	Post‑acute/skillednursing	—	1,703	8,966	—	1,703	8,966	10,669	(874)	2015	50
1829 Zephyrhills	FL	Post‑acute/skillednursing	—	1,150	19,525	—	1,150	19,525	20,675	(4,400)	2011	45
1608 Decatur	GA	Post‑acute/skillednursing	—	2,200	27,494	—	2,200	27,494	29,694	(6,682)	2011	35

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2017					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2017	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1632 Marietta	GA	Post‑acute/skillednursing	—	1,900	25,744	—	1,900	25,744	27,644	(5,855)	2011	40
1609 Cedar Rapids	IA	Post‑acute/skillednursing	—	810	15,659	—	810	15,659	16,469	(4,485)	2011	35
1690 Davenport	IA	Post‑acute/skillednursing	—	350	7,312	—	350	7,312	7,662	(2,468)	2011	35
2343 Davenport	IA	Post‑acute/skillednursing	—	4,061	28,390	—	4,061	28,390	32,451	(4,747)	2015	50
1859 Dubuque	IA	Post‑acute/skillednursing	—	410	14,077	—	410	14,077	14,487	(4,338)	2011	35
1753 W. Des Moines	IA	Post‑acute/skillednursing	—	650	4,543	—	650	4,543	5,193	(1,692)	2011	60
1858 Waterloo	IA	Post‑acute/skillednursing	—	600	11,550	—	600	11,550	12,150	(3,774)	2011	35
0297 Rexburg	ID	Post‑acute/skillednursing	—	200	5,310	(253)	200	5,057	5,257	(2,817)	1998	35
1755 Canton	IL	Post‑acute/skillednursing	—	440	5,154	(4,328)	164	1,102	1,266	(19)	2011	45
1796 Champaign	IL	Post‑acute/skillednursing	—	850	7,950	(6,879)	260	1,661	1,921	(26)	2011	40
1773 Decatur	IL	Post‑acute/skillednursing	—	100	16,962	(15,441)	13	1,608	1,621	(29)	2011	35
1754 Elk Grove Village	IL	Post‑acute/skillednursing	—	7,249	32,701	—	7,249	32,701	39,950	(7,994)	2011	45
1611 Galesburg	IL	Post‑acute/skillednursing	—	100	6,500	—	100	6,500	6,600	(2,228)	2011	35
1668 Henry	IL	Post‑acute/skillednursing	—	550	11,081	—	550	11,081	11,631	(3,235)	2011	45
1880 Hinsdale	IL	Post‑acute/skillednursing	—	8,549	57,251	—	8,549	57,251	65,800	(13,680)	2011	40
1756 Homewood	IL	Post‑acute/skillednursing	—	1,550	16,075	(8,809)	1,006	7,810	8,816	(96)	2011	50
1831 Libertyville	IL	Post‑acute/skillednursing	—	4,249	14,588	—	4,249	14,588	18,837	(4,688)	2011	45
1693 Macomb	IL	Post‑acute/skillednursing	—	440	8,098	—	440	8,098	8,538	(2,787)	2011	35
1694 Moline	IL	Post‑acute/skillednursing	—	1,300	39,437	—	1,300	39,437	40,737	(10,453)	2011	35
1774 Naperville	IL	Post‑acute/skillednursing	—	2,250	27,125	(24,889)	439	4,047	4,486	(140)	2011	35
1691 Normal	IL	Post‑acute/skillednursing	—	650	25,812	(23,697)	88	2,677	2,765	(92)	2011	35
1922 Northbrook	IL	Post‑acute/skillednursing	—	2,200	9,550	(7,249)	1,074	3,427	4,501	(45)	2011	50
1715 Oak Lawn	IL	Post‑acute/skillednursing	—	2,200	24,825	(21,243)	600	5,182	5,782	(78)	2011	40
1861 Oak Lawn	IL	Post‑acute/skillednursing	—	4,349	39,125	(37,106)	834	5,534	6,368	(192)	2011	35
1832 Palos Heights	IL	Post‑acute/skillednursing	—	5,999	59,951	—	5,999	59,951	65,950	(12,506)	2011	45
1921 Palos Heights	IL	Post‑acute/skillednursing	—	3,049	41,037	—	3,049	41,037	44,086	(8,810)	2011	45
1834 Paxton	IL	Post‑acute/skillednursing	—	500	20,650	(18,632)	76	2,442	2,518	(67)	2011	45
1860 Peoria	IL	Post‑acute/skillednursing	—	750	24,537	(21,934)	137	3,216	3,353	(58)	2011	35
1692 Rolling Meadows	IL	Post‑acute/skillednursing	—	1,200	5,288	—	1,200	5,288	6,488	(3,377)	2011	35
1634 S. Holland	IL	Post‑acute/skillednursing	—	3,099	43,100	(38,945)	599	6,655	7,254	(199)	2011	40
1923 Westmont	IL	Post‑acute/skillednursing	—	5,799	17,701	(19,304)	1,338	2,858	4,196	(39)	2011	45
0384 Angola	IN	Post‑acute/skillednursing	—	130	2,900	2,791	130	5,691	5,821	(2,151)	1999	35
1716 Avon	IN	Post‑acute/skillednursing	—	1,600	13,613	(12,333)	402	2,478	2,880	—	2011	40
1882 Carmel	IN	Post‑acute/skillednursing	—	2,400	15,225	(14,645)	502	2,478	2,980	—	2011	40
0385 Fort Wayne	IN	Post‑acute/skillednursing	—	200	4,150	2,667	200	6,817	7,017	(2,854)	1999	38
0386 Fort Wayne	IN	Post‑acute/skillednursing	—	140	3,760	—	140	3,760	3,900	(1,952)	1999	35
0387 Huntington	IN	Post‑acute/skillednursing	—	30	2,970	338	30	3,308	3,338	(1,626)	1999	35
1612 Indianapolis	IN	Post‑acute/skillednursing	—	1,450	26,413	—	1,450	26,413	27,863	(6,572)	2011	35
1883 Topeka	KS	Post‑acute/skillednursing	—	1,050	8,313	(5,412)	604	3,347	3,951	(54)	2011	40
1717 Wichita	KS	Post‑acute/skillednursing	—	650	4,813	—	650	4,813	5,463	(1,747)	2011	40
1777 Adelphi	MD	Post‑acute/skillednursing	—	1,750	2,632	—	1,750	2,632	4,382	(1,416)	2011	35
1639 Baltimore	MD	Post‑acute/skillednursing	—	2,500	6,938	—	2,500	6,938	9,438	(2,606)	2011	40
1927 Baltimore	MD	Post‑acute/skillednursing	—	1,300	15,775	—	1,300	15,775	17,075	(3,707)	2011	50
1638 Bethesda	MD	Post‑acute/skillednursing	—	6,799	1,513	—	6,799	1,513	8,312	(518)	2011	40
1836 Catonsville	MD	Post‑acute/skillednursing	—	2,450	25,413	(22,181)	604	5,078	5,682	(49)	2011	60
1696 Chevy Chase	MD	Post‑acute/skillednursing	—	14,748	4,577	—	14,748	4,577	19,325	(2,273)	2011	35
1863 Hyattsville	MD	Post‑acute/skillednursing	—	2,450	17,825	—	2,450	17,825	20,275	(4,105)	2011	35

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2017					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2017	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1718 Largo	MD	Post‑acute/skillednursing	—	950	11,856	—	950	11,856	12,806	(3,437)	2011	40
1669 Potomac	MD	Post‑acute/skillednursing	—	14,698	26,590	—	14,698	26,590	41,288	(6,742)	2011	45
1757 Silver Spring	MD	Post‑acute/skillednursing	—	1,650	18,800	—	1,650	18,800	20,450	(4,722)	2011	45
1637 Towson	MD	Post‑acute/skillednursing	—	1,300	16,900	—	1,300	16,900	18,200	(3,193)	2011	40
1776 Towson	MD	Post‑acute/skillednursing	—	1,950	11,250	(5,321)	1,583	6,296	7,879	(112)	2011	35
1799 Towson	MD	Post‑acute/skillednursing	—	2,850	14,213	—	2,850	14,213	17,063	(4,335)	2011	40
1695 Wheaton	MD	Post‑acute/skillednursing	—	1,500	9,850	—	1,500	9,850	11,350	(2,968)	2011	35
1697 Allen Park	MI	Post‑acute/skillednursing	—	2,500	40,637	—	2,500	40,637	43,137	(10,273)	2011	35
1839 Ann Arbor	MI	Post‑acute/skillednursing	—	5,399	29,288	—	5,399	29,288	34,687	(7,406)	2011	50
1779 Battle Creek	MI	Post‑acute/skillednursing	—	1,000	9,856	—	1,000	9,856	10,856	(2,645)	2011	35
1890 Bay City	MI	Post‑acute/skillednursing	—	900	14,987	(13,464)	171	2,252	2,423	(68)	2011	40
1887 Bloomfield Hills	MI	Post‑acute/skillednursing	—	1,950	12,263	(10,489)	840	2,884	3,724	(48)	2011	40
1838 Canton	MI	Post‑acute/skillednursing	—	1,600	43,050	—	1,600	43,050	44,650	(7,590)	2011	55
1886 Dearborn Heights	MI	Post‑acute/skillednursing	—	3,199	21,100	—	3,199	21,100	24,299	(5,992)	2011	40
1888 Flint	MI	Post‑acute/skillednursing	—	550	37,406	—	550	37,406	37,956	(8,406)	2011	40
1721 Flushing	MI	Post‑acute/skillednursing	—	1,250	34,000	—	1,250	34,000	35,250	(7,507)	2011	40
1778 Grand Rapids	MI	Post‑acute/skillednursing	—	2,850	4,563	(5,140)	1,108	1,165	2,273	(23)	2011	35
1802 Grand Rapids	MI	Post‑acute/skillednursing	—	3,949	4,276	(3,917)	2,873	1,435	4,308	(34)	2011	40
1722 Grosse Pointe	MI	Post‑acute/skillednursing	—	900	10,169	—	900	10,169	11,069	(2,892)	2011	40
1781 Ionia	MI	Post‑acute/skillednursing	—	350	6,781	(3,612)	263	3,256	3,519	(61)	2011	35
1613 Kingsford	MI	Post‑acute/skillednursing	—	1,450	14,450	—	1,450	14,450	15,900	(3,867)	2011	35
1641 Livonia	MI	Post‑acute/skillednursing	—	1,750	4,569	(3,151)	1,079	2,089	3,168	(18)	2011	40
1800 Livonia	MI	Post‑acute/skillednursing	—	1,650	4,550	—	1,650	4,550	6,200	(2,034)	2011	40
1929 Muskegon	MI	Post‑acute/skillednursing	—	2,050	13,006	(7,961)	1,236	5,859	7,095	(80)	2011	45
1640 Plymouth	MI	Post‑acute/skillednursing	—	1,300	19,287	(19,192)	114	1,281	1,395	(19)	2011	40
2350 Sterling Heights	MI	Post‑acute/skillednursing	—	2,156	52,527	2,798	2,156	55,325	57,481	(3,074)	2016	50
1889 Three Rivers	MI	Post‑acute/skillednursing	—	1,300	10,050	—	1,300	10,050	11,350	(3,383)	2011	40
1670 Troy	MI	Post‑acute/skillednursing	—	2,150	47,868	—	2,150	47,868	50,018	(7,458)	2011	60
1759 W. Bloomfield Township	MI	Post‑acute/skillednursing	—	4,799	24,963	(26,407)	651	2,704	3,355	(73)	2011	45
1642 Whitehall	MI	Post‑acute/skillednursing	—	2,650	9,638	(6,327)	1,567	4,394	5,961	(73)	2011	40
1698 Wyoming	MI	Post‑acute/skillednursing	—	1,100	10,837	(8,898)	371	2,668	3,039	(48)	2011	35
1865 Florissant	MO	Post‑acute/skillednursing	—	1,100	2,706	—	1,100	2,706	3,806	(1,178)	2011	35
1864 Springfield	MO	Post‑acute/skillednursing	—	2,100	3,270	—	2,100	3,270	5,370	(1,460)	2011	35
1803 Pinehurst	NC	Post‑acute/skillednursing	—	1,200	11,325	(7,764)	606	4,155	4,761	—	2011	40
1614 Fargo	ND	Post‑acute/skillednursing	—	650	15,250	(9,104)	375	6,421	6,796	(114)	2011	35
1671 Mountainside	NJ	Post‑acute/skillednursing	—	8,099	8,976	—	8,099	8,976	17,075	(2,398)	2011	45
1615 New Providence	NJ	Post‑acute/skillednursing	—	8,849	3,114	(6,338)	4,639	986	5,625	(23)	2011	35
1804 Paulsboro	NJ	Post‑acute/skillednursing	—	2,400	31,112	—	2,400	31,112	33,512	(8,025)	2011	40
2348 Sewell	NJ	Post‑acute/skillednursing	—	5,460	20,020	—	5,460	20,020	25,480	(2,280)	2015	50
1931 Voorhees Township	NJ	Post‑acute/skillednursing	—	4,299	15,763	—	4,299	15,763	20,062	(4,395)	2011	60
1842 Reno	NV	Post‑acute/skillednursing	—	—	21,025	(15,393)	—	5,632	5,632	(77)	2011	45
2342 Sparks	NV	Post‑acute/skillednursing	—	2,204	17,952	(17,384)	325	2,447	2,772	(65)	2015	50
0388 Las Vegas	NV	Post‑acute/skillednursing	—	1,300	3,950	5,124	1,300	9,074	10,374	(3,204)	1999	35
0389 Las Vegas	NV	Post‑acute/skillednursing	—	1,300	5,800	—	1,300	5,800	7,100	(3,010)	1999	35
1808 Akron	OH	Post‑acute/skillednursing	—	1,000	11,925	(8,473)	440	4,012	4,452	(62)	2011	40
1805 Barberton	OH	Post‑acute/skillednursing	—	950	14,937	—	950	14,937	15,887	(3,784)	2011	40
1674 Bellefontaine	OH	Post‑acute/skillednursing	—	2,050	5,644	—	2,050	5,644	7,694	(1,989)	2011	45
1726 Bucyrus	OH	Post‑acute/skillednursing	—	450	8,387	—	450	8,387	8,837	(2,430)	2011	40

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2017					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2017	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1895 Canton	OH	Post‑acute/skillednursing	—	1,900	4,900	—	1,900	4,900	6,800	(1,270)	2011	40
1677 Centerville	OH	Post‑acute/skillednursing	—	4,349	29,088	—	4,349	29,088	33,437	(6,295)	2011	50
1811 Chillicothe	OH	Post‑acute/skillednursing	—	950	13,762	—	950	13,762	14,712	(3,421)	2011	40
1893 Cleveland	OH	Post‑acute/skillednursing	—	1,100	6,063	—	1,100	6,063	7,163	(2,119)	2011	40
1648 Dayton	OH	Post‑acute/skillednursing	—	1,600	18,462	—	1,600	18,462	20,062	(4,548)	2011	40
2347 Dublin	OH	Post‑acute/skillednursing	—	3,395	23,179	—	3,395	23,179	26,574	(1,822)	2015	50
0390 Fairborn	OH	Post‑acute/skillednursing	—	250	4,850	—	250	4,850	5,100	(2,517)	1999	35
1700 Fairfield	OH	Post‑acute/skillednursing	—	850	14,351	(12,076)	240	2,885	3,125	(53)	2011	35
0391 Georgetown	OH	Post‑acute/skillednursing	—	130	4,970	—	130	4,970	5,100	(2,580)	1999	35
1868 Greenville	OH	Post‑acute/skillednursing	—	850	8,287	(6,120)	390	2,627	3,017	(49)	2011	35
1812 Hillsboro	OH	Post‑acute/skillednursing	—	1,450	14,438	—	1,450	14,438	15,888	(3,643)	2011	40
1724 Jackson	OH	Post‑acute/skillednursing	—	650	3,156	(1,469)	501	1,836	2,337	(38)	2011	40
1727 Kettering	OH	Post‑acute/skillednursing	—	1,750	15,875	—	1,750	15,875	17,625	(4,114)	2011	40
1807 Madeira	OH	Post‑acute/skillednursing	—	1,050	10,138	(6,849)	583	3,756	4,339	(61)	2011	40
1728 Marietta	OH	Post‑acute/skillednursing	—	400	7,575	—	400	7,575	7,975	(2,377)	2011	40
1672 Marion	OH	Post‑acute/skillednursing	—	3,449	26,925	—	3,449	26,925	30,374	(4,943)	2011	60
1646 Mayfield Heights	OH	Post‑acute/skillednursing	—	600	18,725	(13,625)	231	5,469	5,700	(85)	2011	40
1933 Mentor	OH	Post‑acute/skillednursing	—	400	34,825	—	400	34,825	35,225	(7,717)	2011	45
1673 Miamisburg	OH	Post‑acute/skillednursing	—	900	18,512	(15,427)	248	3,737	3,985	(51)	2011	45
1645 N. Olmsted	OH	Post‑acute/skillednursing	—	1,300	15,880	(10,915)	639	5,626	6,265	(87)	2011	40
1806 Oregon	OH	Post‑acute/skillednursing	—	550	10,025	(4,658)	417	5,500	5,917	(87)	2011	40
1762 Parma	OH	Post‑acute/skillednursing	—	3,549	21,450	—	3,549	21,450	24,999	(4,508)	2011	60
1809 Perrysburg	OH	Post‑acute/skillednursing	—	750	21,712	—	750	21,712	22,462	(5,594)	2011	40
1730 Piqua	OH	Post‑acute/skillednursing	—	1,000	5,661	(4,296)	507	1,858	2,365	(31)	2011	40
0392 Port Clinton	OH	Post‑acute/skillednursing	—	370	3,630	—	370	3,630	4,000	(1,884)	1999	35
1729 Portsmouth	OH	Post‑acute/skillednursing	—	550	20,375	(15,198)	191	5,536	5,727	(84)	2011	40
1813 S. Point	OH	Post‑acute/skillednursing	—	50	23,450	—	50	23,450	23,500	(5,066)	2011	40
1647 Springfield	OH	Post‑acute/skillednursing	—	100	11,087	(7,014)	55	4,118	4,173	(64)	2011	40
0393 Springfield	OH	Post‑acute/skillednursing	—	213	3,950	2,113	213	6,063	6,276	(2,526)	1999	35
1782 Toledo	OH	Post‑acute/skillednursing	—	350	12,456	(9,040)	139	3,627	3,766	(64)	2011	35
0394 Toledo	OH	Post‑acute/skillednursing	—	120	5,130	—	120	5,130	5,250	(2,663)	1999	35
2346 Twinsburg	OH	Post‑acute/skillednursing	—	3,519	24,031	(21,890)	776	4,884	5,660	—	2015	50
0395 Versailles	OH	Post‑acute/skillednursing	—	120	4,980	—	120	4,980	5,100	(2,585)	1999	35
1675 Waterville	OH	Post‑acute/skillednursing	—	150	12,375	(8,917)	59	3,549	3,608	(49)	2011	45
1896 Wauseon	OH	Post‑acute/skillednursing	—	50	2,812	—	50	2,812	2,862	(1,164)	2011	40
1867 Westerville	OH	Post‑acute/skillednursing	—	650	16,156	(11,095)	315	5,396	5,711	(97)	2011	35
1870 Westerville	OH	Post‑acute/skillednursing	—	650	10,206	(5,962)	417	4,477	4,894	(81)	2011	35
1892 Willoughby	OH	Post‑acute/skillednursing	—	800	28,575	—	800	28,575	29,375	(7,422)	2011	40
1731 Allentown	PA	Post‑acute/skillednursing	—	700	21,625	—	700	21,625	22,325	(5,583)	2011	40
1706 Bedford	PA	Post‑acute/skillednursing	—	150	11,975	—	150	11,975	12,125	(3,140)	2011	35
1681 Bethel Park	PA	Post‑acute/skillednursing	—	700	22,800	—	700	22,800	23,500	(5,402)	2011	45
1732 Bethlehem	PA	Post‑acute/skillednursing	—	1,450	46,862	—	1,450	46,862	48,312	(10,584)	2011	40
1818 Bethlehem	PA	Post‑acute/skillednursing	—	1,450	27,538	—	1,450	27,538	28,988	(7,242)	2011	40
1736 Camp Hill	PA	Post‑acute/skillednursing	—	310	25,865	—	310	25,865	26,175	(6,458)	2011	40
1766 Canonsburg	PA	Post‑acute/skillednursing	—	850	23,450	—	850	23,450	24,300	(5,498)	2011	45
1650 Carlisle	PA	Post‑acute/skillednursing	—	700	13,625	—	700	13,625	14,325	(4,069)	2011	40
1733 Chambersburg	PA	Post‑acute/skillednursing	—	1,450	29,275	—	1,450	29,275	30,725	(7,384)	2011	40
1899 Dallastown	PA	Post‑acute/skillednursing	—	950	30,337	—	950	30,337	31,287	(8,142)	2011	40

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2017					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2017	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1622 E. York	PA	Post‑acute/skillednursing	—	1,050	26,250	—	1,050	26,250	27,300	(6,381)	2011	35
1651 Easton	PA	Post‑acute/skillednursing	—	5,399	33,688	—	5,399	33,688	39,087	(8,378)	2011	40
1848 Easton	PA	Post‑acute/skillednursing	—	1,850	38,556	—	1,850	38,556	40,406	(7,326)	2011	55
1621 Elizabethtown	PA	Post‑acute/skillednursing	—	550	15,962	(12,826)	168	3,518	3,686	(64)	2011	35
1705 Erie	PA	Post‑acute/skillednursing	—	150	14,837	(9,274)	78	5,635	5,713	(101)	2011	35
1764 Huntingdon Valley	PA	Post‑acute/skillednursing	—	2,250	11,400	—	2,250	11,400	13,650	(3,126)	2011	50
1734 Jersey Shore	PA	Post‑acute/skillednursing	—	50	15,287	—	50	15,287	15,337	(3,998)	2011	40
1765 King of Prussia	PA	Post‑acute/skillednursing	—	4,199	19,113	(16,849)	1,461	5,002	6,463	(68)	2011	45
1900 Kingston	PA	Post‑acute/skillednursing	—	650	25,525	—	650	25,525	26,175	(6,407)	2011	40
1703 Lancaster	PA	Post‑acute/skillednursing	—	1,600	32,375	—	1,600	32,375	33,975	(8,200)	2011	35
1901 Laureldale	PA	Post‑acute/skillednursing	—	550	43,212	—	550	43,212	43,762	(10,226)	2011	40
1815 Lebanon	PA	Post‑acute/skillednursing	—	800	19,650	—	800	19,650	20,450	(5,259)	2011	40
1680 Monroeville	PA	Post‑acute/skillednursing	—	700	21,200	—	700	21,200	21,900	(4,889)	2011	50
1847 Montgomeryville	PA	Post‑acute/skillednursing	—	3,299	18,600	—	3,299	18,600	21,899	(5,114)	2011	45
1683 Pittsburgh	PA	Post‑acute/skillednursing	—	1,900	32,150	—	1,900	32,150	34,050	(6,186)	2011	50
1785 Pittsburgh	PA	Post‑acute/skillednursing	—	800	15,725	—	800	15,725	16,525	(4,979)	2011	35
1820 Pittsburgh	PA	Post‑acute/skillednursing	—	3,899	4,338	—	3,899	4,338	8,237	(1,100)	2011	40
1874 Pittsburgh	PA	Post‑acute/skillednursing	—	500	13,150	—	500	13,150	13,650	(4,478)	2011	35
1935 Pittsburgh	PA	Post‑acute/skillednursing	—	250	28,175	—	250	28,175	28,425	(6,986)	2011	45
1936 Pittsburgh	PA	Post‑acute/skillednursing	—	850	30,312	—	850	30,312	31,162	(7,298)	2011	45
1784 Pottstown	PA	Post‑acute/skillednursing	—	800	26,725	—	800	26,725	27,525	(7,030)	2011	35
1816 Pottsville	PA	Post‑acute/skillednursing	—	150	26,587	—	150	26,587	26,737	(6,576)	2011	40
1819 Sinking Spring	PA	Post‑acute/skillednursing	—	1,500	41,137	—	1,500	41,137	42,637	(9,801)	2011	40
1735 Sunbury	PA	Post‑acute/skillednursing	—	250	15,863	—	250	15,863	16,113	(3,106)	2011	40
1619 W. Reading	PA	Post‑acute/skillednursing	—	1,350	27,075	—	1,350	27,075	28,425	(7,251)	2011	35
1875 Wallingford	PA	Post‑acute/skillednursing	—	2,250	19,650	—	2,250	19,650	21,900	(6,482)	2011	35
1873 Wilkes‑Barre	PA	Post‑acute/skillednursing	—	450	11,300	—	450	11,300	11,750	(3,574)	2011	35
1817 Williamsport	PA	Post‑acute/skillednursing	—	350	15,550	—	350	15,550	15,900	(4,389)	2011	40
1902 Williamsport	PA	Post‑acute/skillednursing	—	450	9,213	—	450	9,213	9,663	(3,072)	2011	40
1846 Yardley	PA	Post‑acute/skillednursing	—	17,797	13,802	—	17,797	13,802	31,599	(4,152)	2011	45
1704 Yeadon	PA	Post‑acute/skillednursing	—	850	34,399	—	850	34,399	35,249	(8,910)	2011	35
1620 York	PA	Post‑acute/skillednursing	—	2,000	16,763	—	2,000	16,763	18,763	(4,950)	2011	35
1903 York	PA	Post‑acute/skillednursing	—	1,200	17,037	—	1,200	17,037	18,237	(5,068)	2011	40
1737 Charleston	SC	Post‑acute/skillednursing	—	1,950	22,162	—	1,950	22,162	24,112	(5,418)	2011	40
1786 Columbia	SC	Post‑acute/skillednursing	—	400	5,638	—	400	5,638	6,038	(2,068)	2011	35
1623 Greenville	SC	Post‑acute/skillednursing	—	900	16,444	—	900	16,444	17,344	(4,400)	2011	35
1738 Greenville	SC	Post‑acute/skillednursing	—	1,100	18,475	—	1,100	18,475	19,575	(4,721)	2011	40
1849 Hanahan	SC	Post‑acute/skillednursing	—	2,000	19,150	(16,643)	559	3,948	4,507	—	2011	45
1906 Union	SC	Post‑acute/skillednursing	—	500	24,787	—	500	24,787	25,287	(6,119)	2011	40
1624 Aberdeen	SD	Post‑acute/skillednursing	—	500	13,600	(7,961)	294	5,845	6,139	(106)	2011	35
1850 Austin	TX	Post‑acute/skillednursing	—	1,400	11,125	(6,591)	962	4,972	5,934	(71)	2011	45
1939 Bedford	TX	Post‑acute/skillednursing	—	600	9,025	(4,543)	421	4,661	5,082	(65)	2011	45
1707 Ft. Worth	TX	Post‑acute/skillednursing	—	650	3,169	—	650	3,169	3,819	(1,111)	2011	35
1708 Ft. Worth	TX	Post‑acute/skillednursing	—	400	4,450	—	400	4,450	4,850	(1,755)	2011	35
1908 SanAntonio	TX	Post‑acute/skillednursing	—	550	18,900	(14,125)	206	5,119	5,325	(79)	2011	40
0296 Ogden	UT	Post‑acute/skillednursing	—	249	4,685	(253)	249	4,432	4,681	(2,447)	1998	35
1710 Alexandria	VA	Post‑acute/skillednursing	—	2,000	9,350	—	2,000	9,350	11,350	(2,786)	2011	35
1822 Arlington	VA	Post‑acute/skillednursing	—	4,249	15,725	—	4,249	15,725	19,974	(4,254)	2011	40

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2017					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2017	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1852 Fairfax	VA	Post‑acute/skillednursing	—	8,449	15,051	—	8,449	15,051	23,500	(4,494)	2011	45
0681 Fishersville	VA	Post‑acute/skillednursing	—	751	7,734	(514)	751	7,220	7,971	(2,472)	2004	40
0682 Floyd	VA	Post‑acute/skillednursing	—	309	2,263	(370)	309	1,893	2,202	(1,032)	2004	25
0689 Independence	VA	Post‑acute/skillednursing	—	206	8,366	(556)	206	7,810	8,016	(2,652)	2004	40
1909 Lynchburg	VA	Post‑acute/skillednursing	—	200	15,075	—	200	15,075	15,275	(4,383)	2011	40
0683 Newport News	VA	Post‑acute/skillednursing	—	535	6,192	(473)	535	5,719	6,254	(1,957)	2004	40
1767 Richmond	VA	Post‑acute/skillednursing	—	950	25,225	—	950	25,225	26,175	(5,582)	2011	45
1787 Richmond	VA	Post‑acute/skillednursing	—	950	14,762	—	950	14,762	15,712	(5,778)	2011	35
0684 Roanoke	VA	Post‑acute/skillednursing	—	586	7,159	(463)	586	6,696	7,282	(2,291)	2004	40
0685 Staunton	VA	Post‑acute/skillednursing	—	422	8,681	(545)	422	8,136	8,558	(2,783)	2004	40
0686 Williamsburg	VA	Post‑acute/skillednursing	—	699	4,886	(422)	699	4,464	5,163	(1,529)	2004	40
0690 Windsor	VA	Post‑acute/skillednursing	—	319	7,543	(525)	319	7,018	7,337	(2,383)	2004	40
0687 Woodstock	VA	Post‑acute/skillednursing	—	603	5,394	(411)	603	4,983	5,586	(1,708)	2004	40
1686 Gig Harbor	WA	Post‑acute/skillednursing	—	900	18,425	—	900	18,425	19,325	(4,235)	2011	45
2349 Lacey	WA	Post‑acute/skillednursing	—	3,466	28,238	—	3,466	28,238	31,704	(2,266)	2016	50
1768 Lynnwood	WA	Post‑acute/skillednursing	—	1,300	24,550	—	1,300	24,550	25,850	(5,659)	2011	45
1910 Spokane	WA	Post‑acute/skillednursing	—	1,800	29,925	—	1,800	29,925	31,725	(7,402)	2011	40
1769 Tacoma	WA	Post‑acute/skillednursing	—	1,050	33,000	—	1,050	33,000	34,050	(7,093)	2011	45
2344 Vancouver	WA	Post‑acute/skillednursing	—	3,345	27,249	—	3,345	27,249	30,594	(2,668)	2015	50
1789 Fond du Lac	WI	Post‑acute/skillednursing	—	670	3,861	(1,284)	618	2,629	3,247	—	2011	35
1626 Green Bay	WI	Post‑acute/skillednursing	—	300	15,760	(12,869)	83	3,108	3,191	—	2011	35
1788 Green Bay	WI	Post‑acute/skillednursing	—	200	3,937	(2,333)	167	1,637	1,804	—	2011	35
1627 Kenosha	WI	Post‑acute/skillednursing	—	650	12,713	(9,107)	302	3,954	4,256	—	2011	35
1711 Platteville	WI	Post‑acute/skillednursing	—	350	5,325	(2,763)	285	2,627	2,912	—	2011	35
1687 Waukesha	WI	Post‑acute/skillednursing	—	700	4,694	(1,738)	582	3,074	3,656	—	2011	50
1742 Avon	CT	Memorycare/assistedliving	—	4,059	13,800	—	4,059	13,800	17,859	(2,704)	2011	45
1878 Farmington	CT	Memorycare/assistedliving	—	3,599	13,801	—	3,599	13,801	17,400	(2,934)	2011	40
1743 Wilmington	DE	Memorycare/assistedliving	—	380	3,520	—	380	3,520	3,900	(1,144)	2011	45
1658 Delray Beach	FL	Memorycare/assistedliving	—	1,940	8,844	—	1,940	8,844	10,784	(1,855)	2011	45
1919 Ft. Myers	FL	Memorycare/assistedliving	—	920	9,872	—	920	9,872	10,792	(2,013)	2011	45
1794 Largo	FL	Memorycare/assistedliving	—	1,250	6,759	—	1,250	6,759	8,009	(1,659)	2011	40
1879 Naples	FL	Memorycare/assistedliving	—	—	9,999	—	—	9,999	9,999	(2,223)	2011	40
1826 Naples	FL	Memorycare/assistedliving	—	—	11,015	—	—	11,015	11,015	(2,182)	2011	45
1714 Palm Harbor	FL	Memorycare/assistedliving	—	2,650	8,134	—	2,650	8,134	10,784	(1,900)	2011	40
1659 Sarasota	FL	Memorycare/assistedliving	—	2,150	11,084	—	2,150	11,084	13,234	(2,199)	2011	45
1824 Seminole	FL	Memorycare/assistedliving	—	1,400	6,950	—	1,400	6,950	8,350	(1,574)	2011	45
1830 Tampa	FL	Memorycare/assistedliving	—	3,699	8,509	—	3,699	8,509	12,208	(1,938)	2011	45
1630 W. Palm Beach	FL	Memorycare/assistedliving	—	1,250	2,950	—	1,250	2,950	4,200	(851)	2011	40
1752 Winter Springs	FL	Memorycare/assistedliving	—	2,500	11,126	—	2,500	11,126	13,626	(2,285)	2011	45
1635 E. Peoria	IL	Memorycare/assistedliving	—	2,550	23,300	(11,429)	1,852	12,569	14,421	(214)	2011	40
1795 Elk Grove Village	IL	Memorycare/assistedliving	—	3,949	8,618	—	3,949	8,618	12,567	(2,057)	2011	40
1925 Geneva	IL	Memorycare/assistedliving	—	2,400	10,151	—	2,400	10,151	12,551	(2,142)	2011	45
1924 Glen Ellyn	IL	Memorycare/assistedliving	—	4,749	14,785	—	4,749	14,785	19,534	(2,841)	2011	45
1667 Northbrook	IL	Memorycare/assistedliving	—	1,100	6,225	—	1,100	6,225	7,325	(1,548)	2011	45
1666 Palos Heights	IL	Memorycare/assistedliving	—	750	11,817	—	750	11,817	12,567	(2,382)	2011	45
1633 S. Holland	IL	Memorycare/assistedliving	—	1,600	6,201	—	1,600	6,201	7,801	(1,650)	2011	40
1881 Carmel	IN	Memorycare/assistedliving	—	650	9,117	—	650	9,117	9,767	(2,005)	2011	40
1837 Kensington	MD	Memorycare/assistedliving	—	11,998	14,519	—	11,998	14,519	26,517	(2,587)	2011	50
1758 Pikesville	MD	Memorycare/assistedliving	—	650	5,400	—	650	5,400	6,050	(980)	2011	45

												Life on
												Which
				Initial Cost to			Gross Amount at Which Carried					Depreciation
			Encumbrances	Company		Costs	As of December 31, 2017					in Latest
			at		Buildings	Capitalized		Buildings			Year	Income
			December 31,		and	Subsequent to		and		Accumulated	Acquired/	Statement is
City	State	Property Type	2017	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation	Constructed	Computed
1926 Pikesville	MD	Memorycare/assistedliving	—	450	10,000	—	450	10,000	10,450	(2,021)	2011	45
1797 Potomac	MD	Memorycare/assistedliving	—	5,899	9,435	—	5,899	9,435	15,334	(2,105)	2011	40
1885 Silver Spring	MD	Memorycare/assistedliving	—	1,600	9,817	—	1,600	9,817	11,417	(2,171)	2011	40
1928 Towson	MD	Memorycare/assistedliving	—	6,749	12,085	—	6,749	12,085	18,834	(2,429)	2011	45
1840 Bingham Farms	MI	Memorycare/assistedliving	—	1,200	9,592	—	1,200	9,592	10,792	(1,968)	2011	45
1720 Flushing	MI	Memorycare/assistedliving	—	1,100	1,400	—	1,100	1,400	2,500	(421)	2011	40
1760 Livonia	MI	Memorycare/assistedliving	—	2,000	11,626	—	2,000	11,626	13,626	(2,364)	2011	45
1719 Sterling Heights	MI	Memorycare/assistedliving	—	850	5,342	—	850	5,342	6,192	(1,418)	2011	40
0842 Great Falls	MT	Memorycare/assistedliving	—	500	5,683	(260)	500	5,423	5,923	(1,604)	2006	40
1723 Cherry Hill	NJ	Memorycare/assistedliving	—	3,699	6,409	—	3,699	6,409	10,108	(1,690)	2011	40
1761 W. Orange	NJ	Memorycare/assistedliving	—	—	10,909	—	—	10,909	10,909	(2,291)	2011	45
1930 Wayne	NJ	Memorycare/assistedliving	—	—	16,434	—	—	16,434	16,434	(3,122)	2011	45
1841 Whippany	NJ	Memorycare/assistedliving	—	8,149	12,068	—	8,149	12,068	20,217	(2,436)	2011	45
1844 Akron	OH	Memorycare/assistedliving	—	1,300	2,942	—	1,300	2,942	4,242	(973)	2011	45
1843 Chagrin Falls	OH	Memorycare/assistedliving	—	5,699	9,085	—	5,699	9,085	14,784	(1,895)	2011	45
1763 Cincinnati	OH	Memorycare/assistedliving	—	6,499	10,677	—	6,499	10,677	17,176	(2,221)	2011	45
1699 Fairfield	OH	Memorycare/assistedliving	—	1,300	6,717	—	1,300	6,717	8,017	(2,138)	2011	35
1932 Kenwood	OH	Memorycare/assistedliving	—	1,100	11,917	—	1,100	11,917	13,017	(2,400)	2011	45
1676 Parma	OH	Memorycare/assistedliving	—	1,700	10,167	—	1,700	10,167	11,867	(2,058)	2011	45
1810 Perrysburg	OH	Memorycare/assistedliving	—	1,050	8,717	—	1,050	8,717	9,767	(2,420)	2011	40
1871 Westerville	OH	Memorycare/assistedliving	—	650	10,534	—	650	10,534	11,184	(2,955)	2011	35
1644 Westlake	OH	Memorycare/assistedliving	—	500	9,950	—	500	9,950	10,450	(2,199)	2011	40
1898 Allentown	PA	Memorycare/assistedliving	—	1,630	12,337	—	1,630	12,337	13,967	(2,598)	2011	40
2471 Easton	PA	Memorycare/assistedliving	—	646	13,468	—	646	13,468	14,114	(885)	2016	50
1682 Harrisburg	PA	Memorycare/assistedliving	—	650	15,168	—	650	15,168	15,818	(2,891)	2011	45
1845 Hatboro	PA	Memorycare/assistedliving	—	4,149	12,601	—	4,149	12,601	16,750	(2,527)	2011	45
1904 Jefferson Hills	PA	Memorycare/assistedliving	—	500	3,550	—	500	3,550	4,050	(1,207)	2011	40
1649 King of Prussia	PA	Memorycare/assistedliving	—	3,899	10,751	—	3,899	10,751	14,650	(2,339)	2011	40
1937 Lebanon	PA	Memorycare/assistedliving	—	600	7,409	—	600	7,409	8,009	(1,744)	2011	45
1678 Monroeville	PA	Memorycare/assistedliving	—	800	4,567	—	800	4,567	5,367	(1,238)	2011	45
1679 Pittsburgh	PA	Memorycare/assistedliving	—	100	8,250	—	100	8,250	8,350	(1,774)	2011	45
1814 Yardley	PA	Memorycare/assistedliving	—	10,098	4,394	—	10,098	4,394	14,492	(1,269)	2011	40
1684 Austin	TX	Memorycare/assistedliving	—	1,300	8,467	—	1,300	8,467	9,767	(1,807)	2011	45
1851 Richardson	TX	Memorycare/assistedliving	—	600	10,584	—	600	10,584	11,184	(2,118)	2011	45
1938 San Antonio	TX	Memorycare/assistedliving	—	3,949	13,484	—	3,949	13,484	17,433	(2,551)	2011	45
1853 Annandale	VA	Memorycare/assistedliving	—	6,699	14,935	—	6,699	14,935	21,634	(2,772)	2011	45
1654 Fairfax	VA	Memorycare/assistedliving	—	6,249	11,185	—	6,249	11,185	17,434	(2,408)	2011	40
0877 Slidell	LA	Surgical hospital	—	1,490	22,034	(1,100)	1,490	20,934	22,424	(5,844)	2006	40
2201 Dallas	TX	Medical office building	—	1,043	25,841	61	1,043	25,902	26,945	(2,544)	2014	35
C021 Bethesda	MD	Other	—	—	—	488	—	488	488	(110)	N/A	N/A
Total			$—	$651,290	$5,046,923	$(822,856)	$585,559	$4,289,798	$4,875,357	$(991,731)

(1)	Amounts related to impairments and the write-off of fully depreciated assets are reflected as reductions to costs capitalized subsequent to acquisition.

Quality Care Properties, Inc.

Schedule III – Real Estate and Accumulated Depreciation – Continued

December 31, 2017

A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Real estate:
Balances at beginning of year	$5,529,597	$5,638,083	$5,851,942
Acquisition of real estate and development and improvements	207	103,578	173,478
Disposition of real estate	—	—	(197,277)
Impairments	(654,447)	(183,140)	(55,039)
Balances associated with changes in reporting presentation(1)	—	(28,924)	(135,021)
Balances at end of year	$4,875,357	$5,529,597	$5,638,083
Accumulated depreciation:
Balances at beginning of year	$1,111,768	$1,019,821	$884,378
Depreciation expense	111,009	142,630	221,226
Disposition of real estate	—	—	(42,501)
Impairments	(231,046)	(44,227)	(10,459)
Balances associated with changes in reporting presentation(1)	—	(6,456)	(32,823)
Balances at end of year	$991,731	$1,111,768	$1,019,821

(1)

The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to fully depreciated assets written off and properties classified as held for sale.

At December 31, 2017, the tax basis of the Company’s net real estate assets was approximately $4.2 billion (unaudited).