Form 10-Q
period 2018-03-31
QUALITY CARE PROPERTIES, INC.
filed 2018-05-09
CIK 1677203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

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

As of May 2, 2018, there were 94,196,282 shares of the registrant’s $0.01 par value common stock outstanding.

QUALITY CARE PROPERTIES, INC.

Quality Care Properties, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate:
Building and improvements	$3,976,172	$4,289,798
Land	529,847	585,559
Accumulated depreciation	(991,293)	(991,731)
Net real estate	3,514,726	3,883,626
Real estate and related assets held for sale, net	357,355	—
Cash and cash equivalents	352,251	325,587
Restricted cash	24	24
Intangible assets, net	137,414	158,072
Straight-line rent receivables, net	2,199	2,462
Other assets, net	20,661	22,293
Total assets	$4,384,630	$4,392,064
LIABILITIES AND EQUITY
Bank line of credit	$75,000	$75,000
Term loan	952,901	953,768
Senior secured notes	734,122	733,412
Tenant security deposits and deferred revenue	5,426	8,029
Accrued interest	25,831	10,548
Accounts payable and accrued liabilities	8,872	10,117
Total liabilities	1,802,152	1,790,874
Redeemable preferred stock	1,930	1,930
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 94,196,282 and 93,809,524 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	942	938
Additional paid-in capital	3,173,171	3,171,460
Accumulated deficit	(594,062)	(573,635)
Total stockholders' equity	2,580,051	2,598,763
Noncontrolling interests	497	497
Total equity	2,580,548	2,599,260
Total liabilities and equity	$4,384,630	$4,392,064

See accompanying Notes to the Consolidated Financial Statements.

Quality Care Properties, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Rental and related revenues	$63,415	$112,237
Tenant recoveries	10,879	10,548
Total revenues	74,294	122,785
Costs and expenses:
Depreciation and amortization	30,011	34,450
Operating	11,141	10,734
General and administrative	7,110	6,341
Restructuring costs	10,356	3,239
Interest	35,987	34,225
Impairments	2,898	—
Total costs and expenses	97,503	88,989
Other income:
Gain on sales of real estate	—	3,283
Other income, net	2,955	21
Total other income, net	2,955	3,304
(Loss) income before income taxes	(20,254)	37,100
Income tax expense	(153)	(281)
Net (loss) income and comprehensive (loss) income	(20,407)	36,819
Noncontrolling interests' share in earnings	(20)	(24)
Net (loss) income and comprehensive (loss) income attributable to the Company	(20,427)	36,795
Less: preferred share dividends	(60)	(111)
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(20,487)	$36,684
(Loss) earnings per common share, basic and diluted	$(0.22)	$0.39

See accompanying Notes to the Consolidated Financial Statements.

Quality Care Properties, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
January 1, 2018	$938	$3,171,460	$(573,635)	$2,598,763	$497	$2,599,260
Net (loss) income	—	—	(20,427)	(20,427)	20	(20,407)
Stock-based compensation	4	2,370	—	2,374	—	2,374
Cancellation of common shares	—	(599)	—	(599)	—	(599)
Distributions on preferred shares	—	(60)	—	(60)	(20)	(80)
March 31, 2018	$942	$3,173,171	$(594,062)	$2,580,051	$497	$2,580,548

January 1, 2017	$936	$3,163,954	$(130,094)	$3,034,796	$497	$3,035,293
Net income	—	—	36,684	36,684	24	36,708
Stock-based compensation	—	1,733	—	1,733	—	1,733
Distributions on preferred shares	—	(3)	—	(3)	(24)	(27)
March 31, 2017	$936	$3,165,684	$(93,410)	$3,073,210	$497	$3,073,707

See accompanying Notes to the Consolidated Financial Statements.

Quality Care Properties, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(20,407)	$36,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,011	34,450
Amortization of market lease intangibles	3	8
Amortization of right of use assets	83	67
Amortization of deferred financing costs	2,471	2,591
Stock-based compensation expense	2,374	1,733
Straight-line rents	263	146
Gain on sales of real estate	—	(3,283)
Impairments	2,898	—
Changes in:
Other assets	727	435
Tenant security deposits and deferred revenue	(2,603)	(97)
Accrued interest	15,283	15,234
Accounts payable and accrued liabilities	(1,265)	4,696
Income taxes payable	—	(16,544)
Net cash provided by operating activities	29,838	76,255
Cash flows from investing activities:
Leasing costs and tenant and capital improvements	(15)	(66)
Net proceeds from the sales of real estate	—	19,287
Net cash (used in) provided by investing activities	(15)	19,221
Cash flows from financing activities:
Repayments of debt	(2,500)	(2,500)
Repurchase of cancelled shares	(599)	—
Distributions paid	(60)	(75)
Net cash used in financing activities	(3,159)	(2,575)
Net increase in cash, cash equivalents and restricted cash	26,664	92,901
Cash, cash equivalents and restricted cash, beginning of period	325,611	126,202
Cash, cash equivalents and restricted cash, end of period	$352,275	$219,103
Supplemental cash flow information:
Income taxes paid	$78	$16,714
Interest paid	$18,233	$16,277
Supplemental disclosure of non-cash financing activities:
Accrued distributions	$60	$63
Accrued deferred financing costs	$—	$34

See accompanying Notes to the Consolidated Financial Statements.

Quality Care Properties, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Business

Quality Care Properties, Inc. (“QCP” or the “Company”) is a publicly-traded Maryland corporation (NYSE: QCP) primarily engaged in the ownership and leasing of post-acute/skilled nursing properties and memory care/assisted living properties. We were formed in 2016 to hold the HCR ManorCare, Inc. (“HCRMC”) portfolio (“HCRMC Properties”), 28 other healthcare related properties (“non‑HCRMC Properties,” and, collectively with the HCRMC Properties, the “Properties”), a deferred rent obligation (“DRO”) due from HCRMC under a master lease agreement (the “Tranche B DRO”) and an equity method investment in HCRMC (together, the “QCP Business”) previously held by HCP, Inc. (“HCP”). Prior to the separation from HCP, which was completed on October 31, 2016, QCP was a wholly owned subsidiary of HCP. In connection with the separation, HCP transferred to certain subsidiaries of QCP the equity of entities that hold the QCP Business. Pursuant to the separation agreement, dated as of October 31, 2016, by and between HCP and QCP, HCP effected the separation by means of a pro rata distribution of substantially all of the outstanding shares of QCP common stock to HCP stockholders of record as of the close of business on October 24, 2016, the record date (the “Spin‑Off”). At the time of the Spin-Off, the Properties contributed to QCP consisted of 274 post‑acute/skilled nursing properties, 62 memory care/assisted living properties, one surgical hospital and one medical office building, including 18 properties then held for sale.

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP on a consolidated basis. QCP elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its initial taxable year ended December 31, 2016. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income. Pursuant to the Merger Agreement (as defined below), QCP has agreed to conduct its business in the ordinary course and to maintain REIT status. If the transactions contemplated by the Merger Agreement are terminated, we would expect to terminate our REIT status in connection with the HCRMC Transactions. If our REIT status is not terminated, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, and maintaining compliance with certain income and asset tests.

As of March 31, 2018, the Properties consisted of 257 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building across 29 states, including 74 properties classified as held for sale (see Note 4), with 292 of the 320 properties leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The properties subject to the Master Lease are leased on a triple‑net basis to HCRMC’s indirect wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee” and, together with HCRMC, “HCR ManorCare”). All of the Lessee’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC. See Note 3 for additional information on the Master Lease and leases with other tenants.

The HCRMC Transactions

Plan Sponsor Agreement

On March 2, 2018, QCP entered into a plan sponsor agreement (the “Plan Sponsor Agreement”) with HCRMC, HCP Mezzanine Lender, LP, a wholly owned subsidiary of QCP (“QCP Purchaser”), and certain lessor subsidiaries of QCP. The Plan Sponsor Agreement contemplates that, among other things, pursuant to a prepackaged plan of reorganization of HCRMC (the “Prepackaged Plan”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), QCP Purchaser will acquire all of the issued and outstanding capital stock of HCRMC, in exchange for the discharge under the Prepackaged Plan of all claims of QCP against HCRMC and its subsidiaries arising under HCRMC’s guaranty of the Master Lease. On March 4, 2018, as required by the Plan Sponsor Agreement,

HCRMC filed a voluntary petition for reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

On April 25, 2018, the parties to the Plan Sponsor Agreement entered into an amendment to the Plan Sponsor Agreement (the “PSA Amendment”), pursuant to which QCP consented to HCRMC’s entry into the Alternative PSA and the Alternative RSA (as described under “―The Welltower/ProMedica Transactions” below). The PSA Amendment makes termination of the Alternative PSA a condition to the consummation of the transactions contemplated by the Plan Sponsor Agreement (the “HCRMC Transactions”), extends the outside date for the consummation of the HCRMC Transactions to January 15, 2019 and makes certain other changes to the terms of the Plan Sponsor Agreement.  If the Alternative PSA (as defined below) is terminated, the Plan Sponsor Agreement will remain in effect and the parties thereto will be obligated, subject to the terms and conditions of the Plan Sponsor Agreement, as amended, to consummate the HCRMC Transactions.

Completion of the HCRMC Transactions is subject to certain other conditions, including state licensing approvals, and the Plan Sponsor Agreement may be terminated under certain circumstances.

Restructuring Support Agreement

Concurrent with the execution of the Plan Sponsor Agreement, HCRMC, Carlyle MC Partners, L.P., a Delaware limited partnership, Carlyle Partners V-A MC, L.P., a Delaware limited Partnership, Carlyle Partners V MC, L.P., a Delaware limited partnership, CP V Coinvestment A, L.P., a Delaware limited partnership, CP V Coinvestment B, L.P., a Delaware limited partnership and MC Operations Investments, LLC, a wholly owned indirect subsidiary of QCP (collectively, the “Initial Restructuring Support Parties”), entered into a restructuring support agreement (the “Restructuring Support Agreement”), pursuant to which, subject to the terms and conditions therein, the Initial Restructuring Support Parties, as owners of common stock of HCRMC, covenanted to, among other things, support the HCRMC Transactions and the Prepackaged Plan, and not take any action, directly or indirectly, that could interfere with the confirmation of the Prepackaged Plan or the consummation of the HCRMC Transactions. In addition, the Initial Restructuring Support Parties agreed not to transfer, sell or pledge their HCRMC common stock or the right to vote unless the transferee of those shares joins the Restructuring Support Agreement. All obligations pursuant to the Restructuring Support Agreement will terminate upon the earlier of the effective date of the Prepackaged Plan or termination of the Plan Sponsor Agreement.

The Welltower/ProMedica Transactions

On April 25, 2018, QCP entered into an agreement and plan of merger (the “Merger Agreement”) with Welltower Inc. (“Welltower”) and Potomac Acquisition LLC, a Delaware limited liability company and a subsidiary of Welltower, pursuant to which the parties agreed that, subject to the terms and conditions set forth in the Merger Agreement, Welltower would acquire all of our outstanding capital stock in an all-cash merger (the “Merger”).  The Merger is expected to close in the third quarter of 2018.

In connection with the transactions contemplated by the Merger Agreement, on April 25, 2018, QCP also entered into an alternative plan sponsor agreement (the “Alternative PSA”) with HCRMC, ProMedica Health System, Inc. (“ProMedica Parent”), Suburban Healthco, Inc. (“ProMedica Purchaser” and, together with ProMedica Parent, “ProMedica”) and Meerkat I LLC, pursuant to which the parties agreed that, subject to the terms and conditions set forth in the Alternative PSA, ProMedica would acquire all of the newly issued common stock of HCRMC as part of an alternative plan of reorganization in connection with HCRMC’s ongoing bankruptcy proceeding.

If the Welltower/ProMedica transactions are consummated, the closing of the transactions contemplated by the Alternative PSA will immediately precede the closing of the Merger.

Merger Agreement with Welltower

Upon consummation of the Merger, QCP’s stockholders will receive $20.75 in cash for each share of QCP’s common stock, plus an additional right to receive a per share cash payment of $0.006 per day during the period beginning on August 25, 2018 through the closing of the Merger (such payments, the “Merger Consideration”).

Each of QCP’s and Welltower’s obligation to consummate the Merger is subject to a number of customary closing conditions, including: (1) approval of the Merger by the holders of a majority of QCP’s outstanding shares of common stock; (2) delivery of a legal opinion to QCP addressing its qualification as a REIT; (3) material compliance with covenants; (4) accuracy of each party’s representations, subject to materiality thresholds; (5) absence of injunctions or orders that prohibit or restrain the consummation of the Merger; and (6) the closing of the acquisition by ProMedica of all of the newly issued common stock of HCRMC pursuant to the Alternative PSA. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, (i) a change in the recommendation of our Board of Directors, (ii) our entrance into an agreement for a superior offer or (iii) the termination of the Alternative PSA. Upon termination of the Merger Agreement under specified circumstances, QCP will be required to pay Welltower a termination fee of $59.5 million (which amount is reduced to $19.8 million in certain instances). Upon termination of the Merger Agreement under certain other specified circumstances, QCP will be entitled to receive a reverse termination fee of $250 million from Welltower.

QCP has made customary representations and warranties and has agreed to certain customary covenants in the Merger Agreement, including, among others, covenants to conduct its business in the ordinary course and maintain its REIT status.

QCP stockholders will be asked to vote to approve the Merger at a special meeting of stockholders that will be held on a date yet to be announced.

Alternative PSA with ProMedica

The Alternative PSA contemplates that, among other things, pursuant to an amended plan of reorganization of HCRMC (the “Amended Plan”) under chapter 11 of the Bankruptcy Code,  ProMedica Purchaser will acquire all of the newly issued common stock of HCRMC, in exchange for a cash contribution (consisting of either a capital contribution or a combination of a capital contribution and an unsecured, subordinated loan in a principal amount not to exceed $550 million) by ProMedica to HCRMC in an amount sufficient to pay, in full, all claims in respect of HCRMC’s credit facility, dated as of July 17, 2017 with RD Credit, LLC, as administrative agent and collateral agent, as amended (the “Centerbridge Facility”), an agreed deferred rent obligation owed to QCP in the amount of approximately $440 million (the “Agreed Deferred Rent Obligation”) and a distribution to the holders of HCRMC’s existing preferred and common equity in the amount of $50 million (the “Total Equity Distribution”), each of which will be paid at the closing of the transactions contemplated by the Alternative PSA. Payment of these amounts will not increase the Merger Consideration, nor will the amounts be distributed to QCP’s shareholders of record as of the date of the Merger. If the Alternative PSA is terminated and instead the HCRMC Transactions are consummated, the Tranche B DRO, any accrued but unpaid rent under the Master Lease and any other claims of QCP and its subsidiaries against HCRMC will be discharged in accordance with the Plan Sponsor Agreement.

The Amended Plan includes the following terms, which shall apply if the transactions contemplated by the Alternative PSA (the “Plan Transactions”) are consummated:

•	The Agreed Deferred Rent Obligation owed to QCP will be paid in full and the balance of our claims against HCRMC will be waived and released;

•	All creditors (including creditors holding claims subordinated pursuant to section 510(b) of the Bankruptcy Code) of HCRMC other than QCP will be unimpaired under the Amended Plan;

•	Holders of HCRMC’s existing preferred and common equity will receive a portion of the Total Equity Distribution, allocated as set forth in the Amended Plan; and

•	The Amended Plan will include customary releases and exculpation by HCRMC of the reorganized HCRMC, its current and former representatives, ProMedica, QCP and certain other parties.

The Alternative PSA contains additional commitments by HCRMC, ProMedica and QCP relating to the conduct of HCRMC’s bankruptcy case, including for HCRMC to use reasonable best efforts to pursue entry of a confirmation order by the bankruptcy court confirming the Amended Plan within 65 days following the date of the Alternative PSA.

The consummation of the Plan Transactions is subject to certain conditions, including: (i) the receipt of certain state licensing approvals with respect to the Plan Transactions; (ii) the entry by the bankruptcy court of a confirmation order confirming the Amended Plan; and (iii) no entry of an order by the bankruptcy court dismissing HCRMC’s Chapter 11 case or converting HCRMC’s Chapter 11 case into a case under Chapter 7 of the Bankruptcy Code or an order materially inconsistent with the Alternative PSA, the Amended Plan or the confirmation order in a manner adverse to ProMedica or QCP. The obligation of HCRMC to consummate the Plan Transactions is also conditioned upon compliance by ProMedica in all material respects with its pre-closing obligations under the Alternative PSA, while the obligation of ProMedica to consummate the Plan Transactions is also conditioned upon a court of competent jurisdiction not having determined that HCRMC has breached in any material respect its pre-closing obligations under the Alternative PSA.

The Alternative PSA will automatically terminate if the Merger Agreement is terminated. The Alternative PSA may also be terminated by QCP if an order confirming the Amended Plan is not entered within 65 days following the date of the Alternative PSA, the Plan Transactions have not been consummated by 11:59 p.m. New York City time on October 12, 2018, or if HCRMC fails to pay such cash and cash equivalents available to pay all or part of the Reduced Cash Rent (as defined in the Alternative PSA) after making all transfers of funds permitted under the Centerbridge Facility, and retaining such reserves and making such other expenditures that either HCRMC’s chief restructuring officer or board of directors has determined would be necessary to allow HCRMC to operate in the ordinary course of business. Either HCRMC or ProMedica may also terminate the Alternative PSA if the Plan Transactions have not been consummated by 11:59 p.m. New York City time on October 15, 2018. The Alternative PSA also contains various other termination rights. If the Alternative PSA is terminated, the Plan Sponsor Agreement will remain in effect and the parties thereto will be obligated, subject to the terms and conditions of the Plan Sponsor Agreement, as amended, to consummate the HCRMC Transactions. See “―The HCRMC Transactions” above.

HCRMC, ProMedica and QCP have made customary representations, warranties and covenants in the Alternative PSA. ProMedica has further agreed to reimburse HCRMC for certain restructuring costs paid from and including May 1, 2018 until the earlier of (i) the effective date of the Amended Plan or (ii) the date of termination of the Alternative PSA, in an aggregate amount not to exceed $2 million per calendar month.

Alternative Restructuring Support Agreement

Concurrent with the execution of the Alternative PSA, HCRMC, the Initial Restructuring Support Parties, ProMedica Parent and MC Operations Investments, LLC, a wholly owned indirect subsidiary of QCP (together with the Initial Restructuring Support Parties and ProMedica Parent, the “Restructuring Support Parties”), entered into an alternative restructuring support agreement (the “Alternative RSA”), pursuant to which, subject to the terms and conditions therein, the Restructuring Support Parties, as the owners of common stock of HCRMC and/or the sponsor under the Alternative PSA, covenanted to, among other things, support the Plan Transactions and the Amended Plan. In addition, the Restructuring Support Parties agreed not to transfer, sell or pledge their HCRMC common stock or the right to vote unless the transferee of those shares joins the Alternative RSA.

All obligations pursuant to the Alternative RSA will terminate upon the earlier of the effectiveness of the Amended Plan or the date of termination of the Alternative PSA and Plan Sponsor Agreement.

Going Concern Assessment

The consolidated financial statements have been presented on the basis that the Company would continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In its going concern assessment for the first quarter of 2018, management identified certain conditions which raised substantial doubt about the Company’s ability to continue as a going concern prior to consideration of management’s plans to mitigate the conditions identified and alleviate the substantial doubt. A “going concern” or like qualification or exception in the independent auditors’ opinion within their report accompanying the annual consolidated financial statements would constitute an event of default under our senior secured credit facilities.

HCRMC, the ultimate parent company of our principal tenant, continues to be adversely impacted by underperformance, and a challenging operating environment in the post-acute/skilled nursing sector. The impact of the downward, and expected continued downward, pressure on revenues and operating income has resulted in HCRMC’s default under the Master Lease and materially lower rent payments to the Company. This continued performance decline has reduced, and will likely continue to reduce, the Company’s cushion/coverage under its debt service coverage ratio (“DSCR”), a covenant in its senior secured credit facilities. We believe it is likely our DSCR will fall below the minimum 1.75 coverage in 2018, which would constitute a covenant violation and event of default under such credit facilities, absent proactive action by management.

Management plans to implement the following actions, which should have the effect of mitigating the risk of covenant violation:

•	We have entered into the Merger Agreement, whereby we expect that Welltower, upon the closing of the Merger, will pay off our outstanding indebtedness.

•

We are in the process of selling 74 non-core skilled nursing/senior housing facilities. The proceeds of any such sales will be used to reduce debt and improve our DSCR covenant compliance. We expect to close on the sales of some or all of these assets before the end of 2018.

•	We expect to use a portion of our cash on hand ($352.3 million as of March 31, 2018) to repay a portion of our outstanding indebtedness in order to maintain compliance with our DSCR covenant.

•	We expect to maintain sufficient liquidity levels to enable us to honor our current obligations over the next 12 months.

Further, if the Merger is not consummated and we complete the HCRMC Transactions, we expect to consolidate some or all of the operations and assets and liabilities of HCRMC, including HCRMC’s debt under the Centerbridge Facility, which is scheduled to mature on January 17, 2019. We believe, based on the performance and relatively low leverage of the collateral (the hospice business), it is probable that we will be able to extend the maturity or refinance this obligation prior to maturity.

We believe it is probable that management’s plans will be effectively implemented during 2018 and the first half of 2019. Moreover, we believe it is probable that management’s plans, when implemented, will mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring adjustments) have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited interim financial information should be read in conjunction with the audited combined consolidated financial statements of QCP and notes thereto included in our 2017 Annual Report on Form 10-K (the “Annual Report”).

Following the Spin‑Off, the Company entered into a transition services agreement and a tax matters agreement with HCP to provide certain corporate functions at costs specified in the agreements for an interim period. As of October 31, 2017, we completed the transition of these services to QCP’s operating platform. Corporate expenses of $0.5 million were incurred through the agreements during the three months ended March 31, 2017 and have been included within general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

The consolidated financial statements reflect all related party transactions with HCP including intercompany transactions. No other related party transactions or relationships are reflected in the Company’s consolidated financial statements. As of December 31, 2017, HCP was no longer a related party.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the equity method investment.

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

Equity Method Investment

The Company owns an approximately 9% equity interest in HCRMC that, although the Company does not have the ability to exercise significant influence over HCRMC, is accounted for under the equity method of accounting. Beginning on January 1, 2016, equity income is recognized only if cash distributions are received from HCRMC. No cash distributions have been received from HCRMC during 2016, 2017 or 2018. As of March 31, 2018 and December 31, 2017, the carrying value of the equity method investment was zero. See Note 3 regarding the Company’s Master Lease with HCRMC.

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from management’s estimates. Management believes that the assumptions and estimates used in preparation of the underlying consolidated financial statements are reasonable.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation, including (i) grossing up tenant recoveries and operating expenses for real estate taxes and property insurance related to triple-net leases on the consolidated statements of operations and comprehensive (loss) income; (ii) reclassifying restructuring costs from general and administrative expense to a separate line item on the consolidated statements of operations and comprehensive (loss) income; and (iii) including the effects of restricted cash on the consolidated statements of cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The adoption of ASU 2016-18 on January 1, 2018 resulted in no change and an increase of $4.0 million in net cash provided by operating activities for the three months ended March 31, 2018 and 2017, respectively, on the consolidated statements of cash flows.

In August 2016, the FASB issued ASU No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in ASU 2016-15 are intended to clarify current guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-15 using a full retrospective approach. The adoption of ASU 2016‑15 on January 1, 2018 did not have a material impact on the consolidated statements of cash flows as the Company was already in compliance with substantially all of the clarifications in ASU 2016-15.

In March 2016, the FASB issued ASU No. 2016‑08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016‑08”). ASU 2016‑08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016‑08 is effective for fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted at the original effective date of the new revenue standard (January 1, 2017). Under ASU 2016-08, ultimate financial responsibility is the main driving force behind principal versus agent considerations. Since the Company holds the ultimate financial responsibility for real estate taxes and property insurance at its properties (i.e., as principal), the adoption of ASU 2016‑08 on January 1, 2018 results in a gross-up of real estate tax and property insurance recovery revenue and expense for triple-net leases. The Company reflected a real estate tax and property insurance gross-up of $10.6 million and $10.2 million in the accompanying consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2018 and 2017, respectively.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”). This update changed the requirements for recognizing revenue. ASU 2014‑09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015‑14”). ASU 2015‑14 defers the effective date of ASU 2014‑09 by one year to fiscal years, and interim periods within such years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within such years, beginning after December 15, 2016. A reporting entity may apply the amendments in ASU 2014-09 using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach. The Company adopted ASU 2014‑09 on January 1, 2018 using the full retrospective approach for its adoption. Since revenue for the Company is primarily generated through leasing arrangements, which are excluded from ASU 2014-09, the Company is impacted in its recognition of non-lease revenue (see gross-up discussion under ASU 2016-08 above) and its recognition of prospective real estate sale transactions; the Company has concluded that there is no change required to the recognition treatment of sales of real estate in previous periods upon adoption of ASU 2014-09. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. As a result, the Company generally expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under prior accounting guidance.

NOTE 3. Operating Leases

Master Lease with HCRMC

The Company leases the HCRMC Properties (292 post‑acute/skilled nursing and memory care/assisted living properties as of March 31, 2018) under the Master Lease supported by a guaranty from HCRMC. The HCRMC Properties are divided into four pools, as described within the Master Lease, with initial lease terms of 13 to 17 years. HCRMC has the option to renew leases by pool whereby all properties within a pool must be renewed. The renewal terms vary by subpools within each pool and range from five to 17 years. The Company determined that the timing and amounts owed under the Master Lease were no longer reasonably assured as of December 31, 2015. As a result, the Company placed the Master Lease on nonaccrual status and utilizes the cash basis method of accounting beginning January 1, 2016, in accordance with its policies.

On December 22, 2017, QCP and certain of its subsidiaries entered into a Forbearance Agreement and Amendment to Master Lease and Security Agreement (the “Agreement”) with HCR ManorCare. The Agreement amended the Master Lease to reduce monthly cash rent to $23.5 million (“Reduced Cash Rent”) during a one-year rent reduction period beginning on November 30, 2017 and ending on November 30, 2018 (the “Rent Reduction Period”). Rent in excess of Reduced Cash Rent is deferred during the Rent Reduction Period and becomes immediately due and payable at the end of the Rent Reduction Period. HCR ManorCare paid $23.5 million of Reduced Cash Rent for December 2017, but only $9.5 million of Reduced Cash Rent for January 2018.

On March 2, 2018, concurrent with the signing of the Plan Sponsor Agreement, HCR ManorCare made a rent payment to QCP of $23.5 million, which represents the $14 million and $9.5 million payments previously due on January 25 and February 10, 2018, respectively. HCR ManorCare did not make the $14 million rent payment due on February 25, 2018. HCR ManorCare paid $23.5 million of Reduced Cash Rent for each of March and April 2018. QCP also agreed in the Plan Sponsor Agreement to enter into an amendment to the Master Lease on the date of the consummation of the HCRMC Transactions (the “Master Lease Amendment”). Unless the Alternative PSA is terminated, the parties to the Plan Sponsor Agreement will not be required to consummate the HCRMC Transactions and QCP will not enter into the Master Lease Amendment.

QCP expects to continue to receive rent payments from HCR ManorCare during the Chapter 11 period in accordance with the provisions of the Alternative PSA or, if the Alternative PSA is terminated, in accordance with the provisions of the Plan Sponsor Agreement. While HCR ManorCare continues to be in default under the Master Lease, QCP agreed in the Plan Sponsor Agreement and the Alternative PSA to forbear from bringing suit or exercising certain remedies under the Master Lease, including with respect to the failure to pay rent and a related event of default, until the earlier of the completion of the transactions contemplated thereby or termination of the Plan Sponsor Agreement and the Alternative PSA, as applicable.

If the Alternative PSA is terminated and we complete the HCRMC Transactions, the Master Lease Amendment will provide, among other things, for deferral of rent in each month to the extent that HCR III does not generate sufficient cash flow to pay the full amount of rent due for such month.

The Company incurred legal, advisory and diligence costs related to its restructuring and workout discussions with HCRMC totaling $10.4 million and $3.2 million during the three months ended March 31, 2018 and 2017, respectively.

The Company recognized HCRMC rental and related revenues (including recovery revenues) totaling $66.1 million and $114.5 million for the three months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018 and December 31, 2017, the straight‑line rent receivables, net balance was $2.2 million and $2.5 million, respectively.

NOTE 4. Real Estate

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

Real Estate and Related Assets Held for Sale

We are in the process of selling 74 non-core skilled nursing/senior housing facilities, with eight purchase and sale agreements to sell 46 properties executed to date for aggregate gross proceeds of approximately $253.0 million. The proceeds of any such sales will be used to reduce debt and improve our DSCR covenant compliance. We expect to close on the sales of some or all of these non-core properties before the end of 2018. During the three months ended March 31, 2018, the Company recorded an impairment charge of $2.9 million to reduce the carrying value of the non-core properties to fair value less costs to sell.

The 74 non‑core properties were classified as held for sale, net as of March 31, 2018, as follows (in thousands):

March 31,
2018
Real estate:
Building and improvements	$304,784
Land	55,337
Accumulated depreciation	(19,185)
Net real estate	340,936
Intangible assets, net	15,725
Other assets	694
Real estate and related assets held for sale, net	$357,355

NOTE 5. Debt

Overview

In anticipation of the Spin‑Off, the Company entered into certain debt arrangements which, upon completion and closing of the Spin‑Off and related transactions on October 31, 2016, were binding upon QCP. The proceeds from the Company’s borrowings, less applicable financing costs, fees and expenses, were transferred to HCP as partial consideration for the QCP Business.

Debt as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

			Net Balance Outstanding as of
	Interest	Maturity	March 31,	December 31,
Debt	Rate	Date	2018	2017
Senior secured revolving credit facility(1)	Floating	October 31, 2021	$75,000	$75,000
Senior secured term loan(2)	Floating	October 31, 2022	952,901	953,768
Senior secured notes	8.125%	November 1, 2023	734,122	733,412
Total			$1,762,023	$1,762,180

(1)	The interest rate was 6.90% and 6.60% as of March 31, 2018 and December 31, 2017, respectively. Remaining availability under the facility was $25.0 million as of March 31, 2018.
(2)	The interest rate was 6.90% and 6.60% as of March 31, 2018 and December 31, 2017, respectively.

Covenants

Our secured debt agreements contain certain customary affirmative covenants, including furnishing audited annual financial statements without a “going concern” or like qualification or exception in the audit report of our independent registered public accounting firm and maintaining a minimum debt service coverage ratio, and events of default. The negative covenants in the debt agreements include, among other things, limitations (none of which are absolute) on our ability to: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; change our lines of business; restrict dividends from our subsidiaries or restrict certain liens that secure our obligations under our secured debt agreements; prepay certain junior lien debt or material unsecured debt; modify the terms of certain debt or organizational agreements; and make any amendment or waiver to, or replacement or termination of, the Master Lease or certain other material leases (including amendments, waivers, replacements or terminations that would be materially adverse to the lenders; provided that neither dispositions and investments otherwise permitted under the credit agreement, nor any rent reductions in connection with the Master Lease, shall be considered "materially adverse" for purposes of the covenant). Additionally, our debt agreements include restrictions with regard to the net cash proceeds from the sale of a property, excluding the original 50 non-strategic properties under the Master Lease, whereby the proceeds must be used to repay debt, fund a capital expenditure or invest in a replacement property within 365 days of receipt, along with many other restrictive provisions.

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

As of March 31, 2018, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the debt agreements. See “Going Concern Assessment” in Note 1 for further discussion of our anticipated compliance with debt covenants.

Fair Value of Debt

The carrying values of our variable-rate debt approximate their fair value. We estimate the fair values of fixed-rate debt using trading quotes in an inactive market, which falls within Level 2 of the fair value hierarchy. The fair value of the Notes with $750 million face value was estimated to be $780.9 million and $765.0 million as of March 31, 2018 and December 31, 2017, respectively.

NOTE 6. Equity

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

Stock-Based Compensation

On October 31, 2016, the Company’s Board of Directors adopted the Quality Care Properties, Inc. 2016 Performance Incentive Plan (the “Plan”), which permits the Company to grant awards to officers, employees, directors and consultants of the Company or a subsidiary. An aggregate of 9,500,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 3,000,000 shares and the maximum value of awards to be granted to a non-employee director in any consecutive 12-month period is $500,000. Awards may be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, any similar rights to purchase or acquire shares, any other award with a value derived from the value of or related to the common stock, or performance-based cash rewards. As of March 31, 2018, there were 3,007,322 common shares available for future grant under the Plan.

On March 19, 2018, the Company, upon receiving the approval of the Compensation Committee of the Board of Directors, issued to employees 44,592 restricted stock units (“RSU”) for 2017 service (with one-third vesting upon grant and the remaining two-thirds vesting over a two-year service period) and 44,592 RSUs for 2018 service (vesting over a three-year service period).

On March 19, 2018, the Company, upon receiving the approval of the Compensation Committee of the Board of Directors, issued to a non-executive officer (i) a one‑time equity award grant of 38,719 RSUs that will vest in full on the third anniversary of the grant date; (ii) a one‑time equity award grant of options to purchase 400,000 shares of the Company’s common stock, of which 200,000 vested in full on the grant date and 200,000 will vest subject to the achievement of certain performance criteria, with vested options not exercisable until the second anniversary of the grant date; and (iii)  a one-time equity award grant of additional options to purchase 200,000 shares of the Company’s common stock that will vest in full on, and are not exercisable until, the second anniversary of the grant date.

On March 22, 2018, the Company, upon receiving the approval of the Compensation Committee of the Board of Directors, issued the 2018 performance-based stock awards to Messrs. Ordan, Neeb and Richards in the maximum amounts of 125,261 shares, 75,156 shares, and 43,841 shares, respectively, that may be earned upon satisfaction of certain performance criteria, and the 2018 time-vested stock awards to Messrs. Ordan, Neeb and Richards in the amounts of 83,507 shares, 50,104 shares, and 29,227 shares, respectively.

The Company recorded total stock-based compensation expense related to the outstanding RSUs, stock options and performance-based and time-vested stock awards of $2.4 million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively, which is included within general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income. The amount of compensation related to unvested awards that the Company expects to recognize in future periods was approximately $25 million as of March 31, 2018.

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

HCP has reported that, on May 9, 2016, a purported stockholder of HCP filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against HCP, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and alleges that HCP made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice in a pending suit against HCRMC arising from the False Claims Act. The plaintiff in the suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. On November 28, 2017, the Court appointed Societe Generale Securities GmbH (SGSS Germany) and the City of Birmingham Retirement and Relief Systems (Birmingham) as Co-Lead Plaintiffs in the class action. Co-Lead Plaintiffs must file a consolidated Amended Complaint by February 28, 2018. Defendants filed their motion to dismiss the Amended Complaint on March 30, 2018. HCP believes the suit to be without merit and intends to vigorously defend against it.

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

HCP has also reported that, on July 21, 2017, a purported stockholder of HCP filed another derivative action, Kelley v. HCR ManorCare, Inc., et al., Case No. 8:17-cv-01259, in federal court in the Central District of California, against certain of HCP’s current and former directors and officers and HCRMC. HCP is named as a nominal defendant. The Kelley complaint asserts similar claims to those asserted in Weldon and in the California derivative actions. Like  Weldon, the Kelley complaint also additionally alleges that HCP made false statements in its 2016 proxy statement, and asserts a claim for a violation of Section 14(a) of the Exchange Act. On September 25, 2017, Defendants moved to transfer the action to the Northern District of Ohio (i.e., the court where the class action and other federal derivative action are pending) or, in the alternative, to stay the action. The Court granted Defendants’ motion to transfer on November 28, 2017, and Kelley is now pending in the Northern District of Ohio.

HCP has also reported that the Court in the Northern District of Ohio is considering a request to consolidate the Weldon and Kelley actions.

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

Commitments for Capital Additions

As part of the HCRMC lease amendment effective April 1, 2015, the Company agreed to provide the Lessee, upon the Lessee’s request, through April 1, 2019 amounts to fund Capital Additions Costs (as defined in the Master Lease) approved by the Company, in the Company’s reasonable discretion. Such amounts may not exceed $100 million in the aggregate (“Capital Addition Financing”), nor may the Lessee request more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then-current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through March 31, 2018, approximately $2.8 million in Capital Addition Financing has been funded by the Company, with no such funding during 2017 or the first quarter of 2018.

NOTE 8. Income Taxes

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

The following table sets forth the computation of our basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net (loss) income attributable to common shareholders	$(20,487)	$36,684
Denominator:
Weighted average shares of common stock outstanding - basic	93,619	93,598
Compensation-related shares	—	—
Weighted average shares of common stock outstanding - diluted	93,619	93,598
(Loss) earnings per common share - basic and diluted	$(0.22)	$0.39

For the three months ended March 31, 2018 and 2017, additional potentially dilutive securities include outstanding stock options, restricted stock units, deferred stock units and performance-based stock awards. For the three months ended March 31, 2018 and 2017, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive or insignificant. We accrue distributions when they are declared.

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

Assets related to HCRMC represented 89% of the Company’s total assets as of March 31, 2018 and December 31, 2017. The Company derived 89% and 93% of its total revenues from the Master Lease with HCRMC for the three months ended March 31, 2018 and 2017, respectively.

NOTE 11. Subsequent Events

See Note 1 for activity related to definitive agreements entered into with Welltower and ProMedica and Note 3 for activity related to HCR ManorCare subsequent to March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). See “—Overview – Basis of Presentation” below for defined terms. Our financial statements may not necessarily reflect our future financial condition and results of operations.

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report that are not historical statements of fact may be deemed “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our intent, belief or expectations, including, but not limited to, statements regarding: the Merger (as defined below), the Plan Transactions (as defined below), the HCRMC Bankruptcy (as defined below) and the HCRMC Transactions (as defined below); benefits of the Spin‑Off (as defined below); future financing plans, business strategies, growth prospects and operating and financial performance of Quality Care Properties, Inc. (“QCP”) and its tenants and operators, including HCR ManorCare, Inc. (“HCRMC”); expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward‑looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward‑looking statements are reasonable, we can give no assurance that our expectations will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•

our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including the effective implementation and success of management’s plan to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern (see “Going Concern Assessment” below for more information);

•

the occurrence of any event, change or other circumstance that could give rise to the termination of the agreement and plan of merger, dated April 25, 2018, by and among QCP, Welltower Inc., Potomac Acquisition LLC and certain of QCP’s subsidiaries (the “Merger Agreement”), the alternative plan sponsor agreement, dated April 25, 2018, by and among QCP, HCRMC, ProMedica Health System, Inc., Suburban Healthco, Inc. and Meerkat I LLC (the “Alternative PSA”) or the other agreements entered into in connection with the Merger Agreement and Alternative PSA;

•

failure to obtain the required vote of QCP stockholders to approve the merger contemplated by the Merger Agreement (the “Merger”), or the failure to satisfy any of the other closing conditions to the Merger or to the transactions contemplated by the Alternative PSA (the “Plan Transactions”), including the receipt of certain state licensing approvals;

•	the ability to meet expectations regarding the timing and completion of the Merger and the Plan Transactions;
•	risks associated with the disruption of management’s attention from QCP’s ongoing business operations due to the pendency of the Merger, Plan Transactions and HCRMC Transactions;
•

the effect of the announcement of the Merger, the Plan Transactions and the HCRMC Transactions on the ability of QCP to maintain relationships with its partners, tenants, providers and others with whom it does business, or on its operating results and businesses generally;

•

the bankruptcy court in the HCRMC Bankruptcy may not approve the terms of the amended plan of reorganization of HCRMC (the “Amended Plan”) under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), pursuant to the Alternative PSA;

•

if the Alternative PSA is terminated, our ability to consummate the transactions (the “HCRMC Transactions”) contemplated by the plan of reorganization of HCRMC pursuant to the plan sponsor agreement (the “Plan Sponsor Agreement”), dated March 2, 2018, by and among HCRMC, QCP, HCP Mezzanine Lender, LP, a wholly owned subsidiary of QCP, and certain lessor subsidiaries of QCP, as amended on April 25, 2018, and satisfy closing conditions to the HCRMC Transactions, including state licensing approval;

•	the consequences to QCP if the Plan Transactions and the HCRMC Transactions are not consummated, including risks related to the following:
•	the commencement of non-consensual Chapter 11 proceedings for HCR III Healthcare, LLC (“HCR III”) or other subsidiaries of HCRMC and rejection of the Master Lease in such Chapter 11 proceedings;

•	our ability to enforce remedies under the Master Lease (or the guaranty thereof) and the costs associated with enforcing such remedies;

•	we may elect to terminate the Master Lease with respect to any or all of the HCRMC Properties, which may result in an event of default under our secured debt agreements;

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

•	in the event of an appointment of an independent receiver for the HCRMC Properties, the ability of such receiver to preserve value and pay rent to us under the Master Lease; and

•	our ability to qualify or maintain our status as a real estate investment trust (“REIT”).

•	the consequences to QCP if the Plan Transactions are not consummated and the HCRMC Transactions are consummated, including risks related to the following:
•

successfully developing and executing a strategy to improve and/or restructure, in whole or in part, HCRMC’s business of providing skilled nursing, assisted living/memory care, hospice and other ancillary services;

•

challenges in selling, remarketing or re-leasing our skilled nursing and assisted living/memory care facilities (including those identified as non-core to our business) on terms favorable to us, or at all;

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

•	the continuing financial deterioration of HCRMC and the impact on our financial condition and results of operations, further impacted by the added delay if the Alternative PSA is terminated;

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

•	our ability to pay dividends and the tax treatment of such dividends for our stockholders;

•	the loss of key personnel;

•	unexpected liabilities, disputes or other potential unfavorable effects related to the Spin‑Off, the Merger and the HCRMC Transactions; and

•

additional factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 8, 2018 (the “Annual Report”), as updated by Item 1A. “Risk Factors” in Part II of this Quarterly Report.

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

Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” refer to QCP on a consolidated basis. QCP elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its initial taxable year ended December 31, 2016. REITs are generally not liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their REIT taxable income. Pursuant to the Merger Agreement, QCP has agreed to conduct its business in the ordinary course and to maintain REIT status. If the transactions contemplated by the Merger Agreement are terminated, we would expect to terminate our REIT status in connection with the HCRMC Transactions. If our REIT status is not terminated, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, and maintaining compliance with certain income and asset tests.

As of March 31, 2018, the Properties consisted of 257 post‑acute/skilled nursing properties, 61 memory care/assisted living properties, one surgical hospital and one medical office building, including 74 non-core properties actively being marketed for sale. The Properties are primarily located in Pennsylvania, Illinois, Ohio, Florida and Michigan. As of March 31, 2018, 292 of the 320 properties were leased to HCRMC under a master lease agreement (as amended and supplemented from time to time, the “Master Lease”). The Master Lease properties are leased to HCRMC’s wholly owned subsidiary, HCR III Healthcare, LLC (“HCR III” or the “Lessee” and, together with HCRMC, “HCR ManorCare”). All of HCR III’s obligations under the Master Lease are guaranteed by HCRMC. The non‑HCRMC Properties are leased on a triple-net basis to other national and regional operators and other tenants unaffiliated with HCRMC. Our primary source of revenues is rent payable under the Master Lease.

The Master Lease is structured as a triple‑net lease, in which HCRMC, either directly or through its affiliates and sublessees, operates the properties and is responsible for all operating costs associated with the properties, including the payment of property taxes, insurance and repairs, and providing indemnities to us against liabilities associated with the operation of the properties.

Going Concern Assessment

The consolidated financial statements included in Part I, Item 1 of this Quarterly Report have been presented on the basis that the Company would continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In its going concern assessment for the first quarter of 2018, management identified certain conditions which raised substantial doubt about the Company’s ability to continue as a going concern prior to consideration of management’s plans to mitigate the conditions identified and alleviate the substantial doubt. A “going concern” or like qualification or exception in the independent auditors’ opinion within their report accompanying the consolidated financial statements would constitute an event of default under our senior secured credit facilities.

HCRMC, the ultimate parent company of our principal tenant, continues to be adversely impacted by underperformance, and a challenging operating environment in the post-acute/skilled nursing sector. The impact of the downward, and expected continued downward, pressure on revenues and operating income has resulted in HCRMC’s default under the Master Lease and materially lower rent payments to the Company. This continued performance decline has reduced, and will likely continue to reduce, the Company’s cushion/coverage under its debt service coverage ratio (“DSCR”), a covenant in its senior secured credit facilities. We believe it is likely that our DSCR will fall below the minimum 1.75 coverage in 2018, which would constitute a covenant violation and event of default under such credit facilities, absent proactive action by management.

Management plans to implement the following actions, which should have the effect of mitigating the risk of covenant violation:

•	We have entered into the Merger Agreement, whereby we expect that Welltower, upon the closing of the Merger, will pay off our outstanding indebtedness.

•

We are in the process of selling 74 non-core skilled nursing/senior housing facilities. The proceeds of any such sales will be used to reduce debt and improve our DSCR covenant compliance. We expect to close on the sales of some or all of these assets before the end of 2018.

•	We expect to use a portion of our cash on hand ($352.3 million as of March 31, 2018) to repay a portion of our outstanding indebtedness in order to maintain compliance with our DSCR covenant.

•	We expect to maintain sufficient liquidity levels to enable us to honor our current obligations over the next 12 months.

Further, if the Merger is not consummated and we complete the HCRMC Transactions, we expect to consolidate some or all of the operations and assets and liabilities of HCRMC, including the Centerbridge Facility, which is scheduled to mature on January 17, 2019. We believe, based on the performance and relatively low leverage of the collateral (the hospice business), it is probable that we will be able to extend the maturity or refinance this obligation prior to maturity.

We believe it is probable that management’s plans will be effectively implemented during 2018 and the first half of 2019. Moreover, we believe it is probable that management’s plans, when implemented, will mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

The HCRMC Transactions

On March 2, 2018, QCP entered into a plan sponsor agreement (the “Plan Sponsor Agreement”) with HCRMC, HCP Mezzanine Lender, LP, a wholly owned subsidiary of QCP (“QCP Purchaser”), and certain lessor subsidiaries of QCP. The Plan Sponsor Agreement contemplates that, among other things, pursuant to a prepackaged plan of reorganization of HCRMC (the “Prepackaged Plan”) under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), QCP Purchaser will acquire all of the issued and outstanding capital stock of HCRMC, in exchange for the discharge under the Prepackaged Plan of all claims of QCP against HCRMC and its subsidiaries arising under HCRMC’s guaranty of the Master Lease. On March 4, 2018, as required by the Plan Sponsor Agreement, HCRMC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

On April 25, 2018, the parties to the Plan Sponsor Agreement entered into an amendment to the Plan Sponsor Agreement (the “PSA Amendment”) pursuant to which QCP consented to HCRMC’s entry into the Alternative PSA and an alternative restructuring support agreement (as described under “―The Welltower/ProMedica Transactions” below). The PSA Amendment makes termination of the Alternative PSA a condition to the consummation of the transactions contemplated by the Plan Sponsor Agreement (collectively, the “HCRMC Transactions”), extends the outside date for the consummation of the HCRMC Transactions to January 15, 2019 and makes certain other changes to the terms of the Plan Sponsor Agreement.  If the Alternative PSA is terminated, the Plan Sponsor Agreement will remain in effect and the parties thereto will be obligated, subject to the terms and conditions of the Plan Sponsor Agreement, as amended, to consummate the HCRMC Transactions.

Completion of the HCRMC Transactions is subject to certain other conditions, including state licensing approvals, and the Plan Sponsor Agreement may be terminated under certain circumstances. See Part I, Item 1A. “Risk Factors—Risks Related to the HCRMC Transactions and the HCRMC Bankruptcy” and Note 14. “Subsequent Events” to the combined consolidated financial statements included in Part IV, Item 15 of our Annual Report for a more detailed discussion of the HCRMC Transactions.

The Welltower/ProMedica Transactions

On April 25, 2018, QCP entered into an agreement and plan of merger (the “Merger Agreement”) with Welltower Inc. (“Welltower”) and Potomac Acquisition LLC, a Delaware limited liability company and a subsidiary of Welltower, pursuant to which the parties agreed that, subject to the terms and conditions set forth in the Merger Agreement, Welltower would acquire all of QCP’s outstanding capital stock in an all-cash merger (the “Merger”).  The Merger is expected to close in the third quarter of 2018.

In connection with the transactions contemplated by the Merger Agreement, on April 25, 2018, QCP also entered into an alternative plan sponsor agreement (the “Alternative PSA”) with HCRMC, ProMedica Health System, Inc. (“ProMedica Parent”), Suburban Healthco, Inc. (“ProMedica Purchaser” and, together with ProMedica Parent, “ProMedica”) and Meerkat I LLC, pursuant to which the parties agreed that, subject to the terms and conditions set forth in the Alternative PSA, ProMedica would acquire all of the newly issued common stock of HCRMC as part of an alternative plan of reorganization in connection with HCRMC’s ongoing bankruptcy proceeding.

If the Welltower/ProMedica transactions are consummated, the closing of the transactions contemplated by the Alternative PSA will immediately precede the closing of the Merger.

See Part I, Item 1A. “Risk Factors—Risks Related to the Merger and the Plan Transactions” and Note 1. “Business” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a more detailed description of the Merger, the Alternative PSA and related agreements.

Ordering of Analysis

We discuss and provide our analysis in the following order:

•	Portfolio overview;

•	Results of operations;

•	HCRMC financial information;

•	Liquidity and capital resources;

•	Dividends;

•	Contractual obligations;

•	Off‑balance sheet arrangements;

•	Inflation;

•	Non-GAAP financial measures;

•	Critical accounting policies; and

•	Recent accounting pronouncements.

PORTFOLIO OVERVIEW

As of March 31, 2018, our portfolio consisted of 320 properties as follows (dollars in millions):

Operator	Property Type	Property Count	Operating Beds/Units(1)	Net Book Value	Q1 2018 EBITDAR(1)(2)	Occupancy %(1)
HCRMC	Post-acute/skilled	160	22,100	$2,913	$43	86.1
	Senior housing	58	3,774	607	15	77.7
	Non-core properties	74	9,092	357	(3)	78.0
Tandem/Consulate Health Care	Post-acute/skilled	9	932	40	3	90.8
Covenant Care	Post-acute/skilled/ Senior housing	12	1,261	40	3	71.6
Genesis HealthCare	Post-acute/skilled/ Senior housing	5	477	11	1	67.4
Remaining	Surgical hospital/ Medical office	2	37 Beds/ 88,000 Sq. Ft.	43	2	N/A
Total		320		$4,011	$64

(1)	Data was derived by us solely from information provided to us by the operators.
(2)

Normalized earnings before interest, taxes, depreciation amortization and rent. Includes imputed management fee of 4% on post-acute/skilled and senior housing and 2% on surgical hospital (included in “Remaining” category).

Master Lease with HCRMC

The Company derived 89% of its total revenues for the three months ended March 31, 2018 from the 292 properties leased to HCRMC under the Master Lease and operated by HCRMC through HCR III.  See “—HCRMC Financial Information” below for more information on HCRMC’s financial results.

On December 22, 2017, QCP and certain of its subsidiaries entered into a Forbearance Agreement and Amendment to Master Lease and Security Agreement (the “Agreement”) with HCR ManorCare. The Agreement amended the Master Lease to reduce monthly cash rent to $23.5 million (“Reduced Cash Rent”) during a one-year rent reduction period beginning on November 30, 2017 and ending on November 30, 2018 (the “Rent Reduction Period”). Rent in excess of Reduced Cash Rent is deferred during the Rent Reduction Period and becomes immediately due and payable at the end of the Rent Reduction Period. HCR ManorCare paid $23.5 million of Reduced Cash Rent for December 2017, but only $9.5 million of Reduced Cash Rent for January 2018.

On March 2, 2018, concurrent with the signing of the Plan Sponsor Agreement, HCR ManorCare made a rent payment to QCP of $23.5 million, which represents the $14 million and $9.5 million payments previously due on January 25 and February 10, 2018, respectively. HCR ManorCare did not make the $14 million rent payment due on February 25, 2018. HCR ManorCare paid $23.5 million of Reduced Cash Rent for each of March and April 2018. QCP also agreed in the Plan Sponsor Agreement to enter into an amendment to the Master Lease on the date of the consummation of the HCRMC Transactions (the “Master Lease Amendment”). Unless the Alternative PSA is

terminated, the parties to the Plan Sponsor Agreement will not be obligated to consummate the HCRMC Transactions and QCP will not enter into the  Master Lease Amendment.

QCP expects to continue to receive rent payments from HCR ManorCare during the Chapter 11 period in accordance with the provisions of the Alternative PSA or, if the Alternative PSA is terminated, in accordance with the provisions of the Plan Sponsor Agreement. While HCR ManorCare continues to be in default under the Master Lease, QCP agreed in the Plan Sponsor Agreement and the Alternative PSA to forbear from bringing suit or exercising certain remedies under the Master Lease, including with respect to the failure to pay rent and a related event of default, until the earlier of the completion of the transactions contemplated thereby or termination of the Plan Sponsor Agreement and the Alternative PSA, as applicable.

If the Alternative PSA is terminated and we complete the HCRMC Transactions, the Master Lease Amendment will provide, among other things, for deferral of rent in each month to the extent that HCR III does not generate sufficient cash flow to pay the full amount of rent due for such month.

The Company incurred legal, advisory and diligence costs related to its restructuring and workout discussions with HCRMC totaling $10.4 million and $3.2 million during the three months ended March 31, 2018 and 2017, respectively.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Results for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,		Change
	2018	2017	$
Revenues:
Rental and related revenues	$63,415	$112,237	$(48,822)
Tenant recoveries	10,879	10,548	331
Total revenues	74,294	122,785	(48,491)
Costs and expenses:
Depreciation and amortization	30,011	34,450	(4,439)
Operating	11,141	10,734	407
General and administrative	7,110	6,341	769
Restructuring costs	10,356	3,239	7,117
Interest	35,987	34,225	1,762
Impairments	2,898	—	2,898
Total costs and expenses	97,503	88,989	8,514
Other income:
Gain on sales of real estate	—	3,283	(3,283)
Other income, net	2,955	21	2,934
Total other income, net	2,955	3,304	(349)
(Loss) income before income taxes	(20,254)	37,100	(57,354)
Income tax expense	(153)	(281)	128
Net (loss) income and comprehensive (loss) income	(20,407)	36,819	(57,226)
Noncontrolling interests' share in earnings	(20)	(24)	4
Net (loss) income and comprehensive (loss) income attributable to the Company	(20,427)	36,795	(57,222)
Less: preferred share dividends	(60)	(111)	51
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(20,487)	$36,684	$(57,171)

Total revenues.  Total revenues decreased by $48.5 million to $74.3 million for the three months ended March 31, 2018 primarily due to a $52.0 million aggregate net reduction/deferral/underpayment of rent due under the Master

Lease for the 2018 period. This decrease was partially offset by a net $3.5 million increase primarily from rent escalations under the Master Lease, net of reductions related to the sale of seven non‑strategic properties during 2017.

Depreciation and amortization expense.  Depreciation and amortization expense decreased by $4.4 million to $30.0 million for the three months ended March 31, 2018 primarily due to reductions related to lower depreciable bases of properties that were impaired during 2017 and depreciation and amortization being ceased on properties classified as held for sale during 2018.

Restructuring costs.  Restructuring costs increased by $7.1 million to $10.4 million for the three months ended March 31, 2018 primarily due to additional legal, advisory and diligence costs related to the Company’s restructuring and workout discussions with HCRMC.

Interest Expense.  Interest expense increased by $1.8 million to $36.0 million for the three months ended March 31, 2018 primarily related to higher interest rates on variable rate debt and additional indebtedness incurred during 2017.

Impairments.    During the three months ended March 31, 2018, we recorded an impairment charge of $2.9 million to reduce the carrying value of the non-core properties to fair value less costs to sell upon their classification as held for sale. There were no such impairments recorded during the corresponding 2017 period.

Gain on sales of real estate.  During the three months ended March 31, 2017, we recognized a gain of $3.3 million from the sale of seven non‑strategic properties. There were no such sales during the 2018 period.

Other income, net.  Other income, net increased by $2.9 million to $3.0 million for the three months ended March 31, 2018 primarily due to the recognition of $2.5 million of nonrefundable deposits received from a tenant related to an expired purchase option during the 2018 period.

HCRMC FINANCIAL INFORMATION

HCRMC is our principal operator and lessee, representing approximately 89% of our total revenues for the three months ended March 31, 2018. HCRMC, along with other post-acute/skilled nursing operators, has been and continues to be adversely impacted by a challenging operating environment in the post-acute/skilled nursing sector, which has put downward pressure on revenues and operating income. Ongoing trends in the post-acute/skilled nursing sector include, but are not limited to the following:

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

•

In April 2015, the U.S. Department of Justice (“DOJ”) filed a civil complaint against HCRMC for alleged false claims related to Medicare reimbursement. On November 27, 2017, the Court granted the United States’ motion to dismiss the case with prejudice. HCRMC incurred associated legal and regulatory defense costs, which were approximately $15 million, $11 million and $9 million for 2017, 2016 and 2015, respectively. See Note 10. “Commitments and Contingencies—Legal Proceedings related to HCRMC” to the combined consolidated financial statements included in Part IV, Item 15 of the Annual Report.

Due to the above-described factors, among others, HCRMC’s performance continued to deteriorate in 2015, 2016, 2017 and 2018, despite the amendment reducing annual rent due under the Master Lease effective April 2015 and subsequent rent relief and forbearance.

HCRMC’s continued financial deterioration has resulted in eroded operating margins and lease and fixed charge coverages, as indicated below (all HCRMC data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC):

•

On a trailing 12-month basis, normalized earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) has declined from $373.8 million for the period ended December 31, 2017 to $346.7 million for the period ended March 31, 2018.

•	On a trailing 12-month basis, normalized fixed charge coverage (“FCC”) has declined from 0.73x for the period ended December 31, 2017 to 0.66x for the period ended March 31, 2018.

•

On a trailing 12-month basis, facility (excluding corporate items and non-QCP properties) cash flow coverage (“CFC”) has declined from 0.61x for the period ended December 31, 2017 to 0.54x for the period ended March 31, 2018, net of the impact of the sale of negatively performing non-strategic properties.

•	HCR ManorCare has provided forecast information to QCP that indicates HCR ManorCare expects operating results to continue to trend significantly downward in 2018.

•

The report of HCRMC’s independent auditors in its year-end 2017 financial statements included in the Annual Report includes a “going concern” exception, which indicates substantial doubt about HCRMC’s ability to continue as a going concern, resulting from recurring losses from operations, non-compliance with the terms of the Master Lease, and uncertainty regarding the ability to repay or refinance its credit agreement. HCRMC had $550 million of outstanding indebtedness under the Centerbridge Facility as of March 31, 2018.

For a more detailed description of risks we are subject to due to our dependence on HCRMC, including adverse business and financial conditions and developments, see Part I, Item 1A. “Risk Factors—Risks Related to Our Business” in the Annual Report.

The following tables summarize HCRMC’s reported consolidated financial information (in millions)(1):

	March 31,	December 31,
	2018	2017
Real estate and other property, net	$1,885.4	$2,441.5
Assets held for sale, less allowance for losses	410.1	3.7
Cash and cash equivalents	164.7	163.4
Goodwill, intangible and other assets, net	1,638.0	1,655.6
Total assets	$4,098.2	$4,264.2
Debt and financing obligations	$5,611.4	$6,001.3
Accounts payable, accrued liabilities and other	1,559.6	1,116.5
Redeemable preferred stock	2.1	2.1
Total deficit	(3,074.9)	(2,855.7)
Total liabilities and equity	$4,098.2	$4,264.2

	Three Months Ended
	March 31,
	2018	2017
Revenues	$934.0	$949.3
Operating, general and administrative expense	(857.9)	(850.1)
Depreciation and amortization expense	(32.9)	(32.0)
Interest expense	(132.3)	(112.5)
Other income, net	0.4	4.1
Loss on disposal of assets(2)	(126.6)	(1.3)
Loss before income tax benefit	(215.3)	(42.5)
Income tax benefit	1.2	1.1
Net loss	$(214.1)	$(41.4)

(1)	All data was provided to us by HCRMC or derived by us solely from information provided to us by HCRMC.
(2)	Primarily relates to the write-down of the non-core properties by HCRMC during the three months ended March 31, 2018.

The following table summarizes HCRMC’s reported operating results on a trailing 12-month basis (in millions)(1):

	Trailing 12 Months Ended
	March 31,	December 31,
	2018	2017
HCRMC Results of Operations
Revenues	$3,725.8	$3,741.2
Operating and general and administrative expenses	(3,391.6)	(3,383.8)
Depreciation and amortization expense	(129.6)	(128.8)
Impairment	(14.8)	(14.8)
Income (loss) before other (expenses) income and income taxes	189.8	213.8
Interest expense	(505.7)	(486.0)
Loss on debt extinguishment	(4.4)	(4.4)
Loss on disposal of assets	(129.6)	(4.3)
Equity in earnings, interest income and other	9.1	13.0
Loss from continuing operations before income taxes	(440.8)	(267.9)
Income tax benefit (expense)	45.8	45.7
Loss from continuing operations	(395.0)	(222.2)
Loss from discontinued operations:
Other loss, net of taxes	—	(0.1)
Loss from discontinued operations	—	(0.1)
Net loss	$(395.0)	$(222.3)
EBITDAR and FCC Calculation
Revenues	$3,725.8	$3,741.2
Operating and general and administrative expenses	(3,391.6)	(3,383.8)
Impairment	(14.8)	(14.8)
Equity in earnings, interest income and other	9.1	13.0
Other adjustments	3.4	3.4
EBITDAR	331.9	359.0
Normalizing adjustments(2)	14.8	14.8
Normalized EBITDAR(3)	$346.7	$373.8
Fixed charges:
Cash rent(4)	$474.0	$470.9
Interest expense - term loan and other	52.3	38.7
Total fixed charges	$526.3	$509.6
As Reported FCC(5)	0.63x	0.70x
Normalized FCC(5)	0.66x	0.73x
Facility Level Coverage
Facility EBITDAR(6)	$256.4	$279.8
Facility CFC(7)	0.54x	0.61x

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

(2)	Relates to a non-cash impairment charges that are excluded for the purposes of calculating normalized FCC.

(3)	Includes normalized EBITDAR for the non-core properties of ($6.8) million and ($2.7) million for the trailing 12 months ended March 31, 2018 and December 31, 2017, respectively.

(4)

Cash rent for purposes of calculating the coverage ratios is not reduced by the $62.0 million aggregate rent deferral/underpayment for January, February and March 2018, the $55.0 million aggregate rent deferral/underpayment for October, November and December 2017, the $69.6 million aggregate rent underpayment for July, August and September 2017, the $46.5 million aggregate rent deferral for April, May and June 2017, and the $10 million rent reduction for January 2017.

(5)

Represents EBITDAR (as reported FCC) or normalized EBITDAR (normalized FCC) divided by total fixed charges. EBITDAR for the trailing 12 months ended March 31, 2018 and December 31, 2017 includes income of $1.7 million and loss of $0.9 million, respectively, related to the 50 non-strategic assets sold.

(6)	Includes an imputed management fee of 4%.

(7)

For purposes of calculating Facility CFC, cash rent is not reduced by the $62.0 million aggregate rent deferral/underpayment for January, February and March 2018, the $55.0 million aggregate rent deferral/underpayment for October, November and December 2017, the $69.6 million aggregate rent underpayment for July, August and September 2017, and the $46.5 million aggregate rent deferral for April, May and June 2017, but is reduced by the $10 million rent reduction for January 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements included in Part I, Item 1 of this Quarterly Report have been presented on the basis that we would continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See “—Going Concern Assessment” above for additional details on management’s liquidity plans and Part I, Item 1A. “Risk Factors—Risks Related to Our Business—Our ability to continue as a “going concern” contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including the effective implementation and success of management’s plan to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern” in our Annual Report for risks related to management’s going concern assessment. Subject to our ability to implement our liquidity plan described under “—Going Concern Assessment,” we anticipate: (i) funding recurring operating expenses, (ii) meeting debt service requirements, including principal payments and maturities and (iii) satisfying our distributions to our stockholders, as required for us to qualify as a REIT, for the next 12 months primarily by using cash flow from operations, available cash balances and borrowings under the senior secured revolving credit facility (see “—Debt” below for details on the facilities). In addition, we may elect to meet certain liquidity requirements through proceeds from the sale of assets or from borrowings and/or equity and debt offerings.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all‑inclusive discussion of the changes in our cash flows for the periods presented below.

Cash, cash equivalents and restricted cash were $352.3 million and $325.6 million at March 31, 2018 and December 31, 2017, respectively, representing an increase of $26.7 million. The following table sets forth changes in our cash flows (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Net cash provided by operating activities	$29,838	$76,255	$(46,417)
Net cash (used in) provided by investing activities	$(15)	$19,221	$(19,236)
Net cash used in financing activities	$(3,159)	$(2,575)	$(584)

Net cash from operating activities decreased by $46.4 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily the result of the following: (i) a $52.0 million aggregate net reduction/deferral/underpayment of rent paid under the Master Lease in the 2018 period, (ii) a $5.7 million increase in restructuring costs paid, and (iii) a $2.0 million increase in interest paid. This increase was partially offset by a $16.6 million decrease in income taxes paid.

Net cash from investing activities decreased by $19.2 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily the result of $19.3 million in proceeds received from the sale of properties in the 2017 period, with no corresponding sales proceeds received in the 2018 period.

Net cash from financing activities decreased by $0.6 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily due to a $0.6 million repurchase of cancelled shares in the 2018 period (no such repurchase in the 2017 period).

Deferred Rent Obligation

In addition to the fixed annual rent under the Master Lease, in 2015 we received a DRO from HCR III equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million. HCR III made rental payments on Tranche A equal to 6.9% of the outstanding amount (representing $19 million) for the initial lease year until the entire Tranche A DRO was paid in full in March 2016 in connection with the nine aggregate property purchases. We recognized the 6.9% Tranche A rental payments in rental and related revenues when earned and included the Tranche A DRO in our calculation of straight‑line rent. As properties were acquired from HCRMC, the straight‑line rent calculation was adjusted to reflect the corresponding partial settlement of the Tranche A DRO. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and annually for the remainder of its term. The Tranche B DRO is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. On July 14, 2017, an event of default under the Master Lease caused the Tranche B DRO to become immediately due and payable (see “—Portfolio Overview” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for a more detailed discussion of the event of default). The HCRMC lease amendment effective April 1, 2015 also imposes certain restrictions on HCR III and HCRMC until the Tranche B DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC. The outstanding principal balance of the Tranche B DRO was $265.2 million as of March 31, 2018. The Tranche B DRO is being accounted for as a minimum lease rental payment and was initially included in our straight‑line rent calculation. The annual escalations of the principal balance are considered variable lease rental payments, as the Tranche B DRO is prepayable at the option of HCRMC, and as such, are not included in our straight‑line rent calculation. As a result of placing the Master Lease on nonaccrual status, we further evaluated the carrying amount of our straight-line rent receivables and determined that it was impaired at December 31, 2015 (see Note 3. “Operating Leases” to the combined consolidated financial statements included in Part IV, Item 15 of our Annual Report for a more detailed discussion).

Upon completion of the transactions contemplated by the Alternative PSA, an agreed deferred rent obligation owed to QCP in the amount of approximately $440 million will be paid in full and the balance of QCP’s claims against HCRMC will be waived and released. If the Alternative PSA is terminated and instead the HCRMC Transactions are consummated, the Tranche B DRO, any accrued but unpaid rent under the Master Lease and any other claims of QCP and its subsidiaries against HCRMC will be discharged in accordance with the Plan Sponsor Agreement.

If the Alternative PSA is terminated and we complete the HCRMC Transactions, the Master Lease Amendment will provide, among other things, for deferral of rent in each month to the extent that HCR III does not generate sufficient cash flow to pay the full amount of rent due for such month. See Part I, Item 1A. “Risk Factors—Risks Related to the HCRMC Transactions and the HCRMC Bankruptcy” and Note 14. “Subsequent Events” to the combined consolidated financial statements included in Part IV, Item 15 of our Annual Report for a more detailed discussion of the HCRMC Transactions.

Debt

Overview

After the consummation of the Spin‑Off and related transactions, we are highly levered. As of March 31, 2018, we had outstanding approximately $1.8 billion face value of aggregate indebtedness. Our total debt is comprised of the senior secured notes, the senior secured term loan and any outstanding borrowings under the senior secured revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt as of March 31, 2018 consisted of the following (in thousands):

			Principal	Net
	Interest	Maturity	Balance	Balance
Debt	Rate	Date	Outstanding	Outstanding(3)
Senior secured revolving credit facility(1)	Floating	October 31, 2021	$75,000	$75,000
Senior secured term loan(2)	Floating	October 31, 2022	987,500	952,901
Senior secured notes	8.125%	November 1, 2023	750,000	734,122
Total			$1,812,500	$1,762,023

(1)	The interest rate was 6.90% as of March 31, 2018. Remaining availability under the facility was $25.0 million as of March 31, 2018.
(2)	The interest rate was 6.90% as of March 31, 2018.
(3)	Net of discounts and deferred financing costs, except those related to the revolving credit facility.

Covenants

Our secured debt agreements contain certain customary affirmative covenants, including furnishing audited annual financial statements without a “going concern” or like qualification or exception in the audit report of our independent registered public accounting firm and maintaining a minimum debt service coverage ratio, and events of default. The negative covenants in the debt agreements include, among other things, limitations (none of which are absolute) on our ability to: incur additional debt or issue certain preferred shares; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; change our lines of business; restrict dividends from our subsidiaries or restrict certain liens that secure our obligations under our secured debt agreements; prepay certain junior lien debt or material unsecured debt; modify the terms of certain debt or organizational agreements; and make any amendment or waiver to, or replacement or termination of, the Master Lease or certain other material leases (including amendments, waivers, replacements or terminations that would be materially adverse to the lenders; provided that neither dispositions and investments otherwise permitted under the credit agreement, nor any rent reductions in connection with the Master Lease, shall be considered "materially adverse" for purposes of the covenant). Additionally, our debt agreements include restrictions with regard to the net cash proceeds from the sale of a property, excluding the original 50 non-strategic properties under the Master Lease, whereby the proceeds must be used to repay debt, fund a capital expenditure or invest in a replacement property within 365 days of receipt, along with many other restrictive provisions.

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

As of March 31, 2018, management believes the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under its debt agreements.

Our senior secured term loan requires our debt service coverage ratio (“DSCR”), as defined in the senior secured term loan as the ratio of Specified EBITDA (as defined in the senior secured term loan as principally HCRMC’s Tenant EBITDAR) to consolidated debt service charges (as defined in the senior secured term loan), to be not less than 1.75 to 1 as of the last day of any four-quarter period. The DSCR at March 31, June 30 and September 30, 2017 was 2.27x, 2.17x and 1.93x, respectively. As a result of Material Amendment (as defined in the senior secured term loan) of the Master Lease in connection with the Second Agreement, our DSCR covenant is measured on QCP’s Consolidated EBITDA (as defined in the senior secured term loan), is no longer directly tied to HCRMC’s Tenant EBITDAR, and as of December 31, 2017 and March 31, 2018 was 2.14x and 1.79x, respectively.

We expect our DSCR coverage to continue to decline in 2018, absent proactive action by management. Accordingly, the Company expects to use a portion of its cash on hand ($352.3 million as of March 31, 2018) to repay a portion of its outstanding indebtedness in order to maintain compliance with our DSCR covenant.

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

Stock-Based Compensation

On October 31, 2016, the Company’s Board of Directors adopted the Quality Care Properties, Inc. 2016 Performance Incentive Plan (the “Plan”), which permits the Company to grant awards to officers, employees, directors and consultants of the Company or a subsidiary. An aggregate of 9,500,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 3,000,000 shares and the maximum value of awards to be granted to a non-employee director in any consecutive 12-month period is $500,000. Awards may be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, any similar rights to purchase or acquire shares, any other award with a value derived from the value of or related to the common stock, or performance-based cash rewards. As of March 31, 2018, there were 3,007,322 common shares available for future grant under the Plan.

On March 19, 2018, the Company, upon receiving the approval of the Compensation Committee of the Board of Directors, issued to employees 44,592 restricted stock units (“RSU”) for 2017 service (with one-third vesting upon grant and the remaining two-thirds vesting over a two-year service period) and 44,592 RSUs for 2018 service (vesting over a three-year service period).

On March 19, 2018, the Company, upon receiving the approval of the Compensation Committee of the Board of Directors, issued to a non-executive officer (i) a one‑time equity award grant of 38,719 RSUs that will vest in full on the third anniversary of the grant date; (ii) a one‑time equity award grant of options to purchase 400,000 shares of the Company’s common stock, of which 200,000 vested in full on the grant date and 200,000 will vest subject to the achievement of certain performance criteria, with vested options not exercisable until the second anniversary of the grant date; and (iii)  a one-time equity award grant of additional options to purchase 200,000 shares of the Company’s common stock that will vest in full on, and are not exercisable until, the second anniversary of the grant date.

On March 22, 2018, the Company, upon receiving the approval of the Compensation Committee of the Board of Directors, issued the 2018 performance-based stock awards to Messrs. Ordan, Neeb and Richards in the maximum amounts of 125,261 shares, 75,156 shares, and 43,841 shares, respectively, that may be earned upon satisfaction of certain performance criteria, and the 2018 time-vested stock awards to Messrs. Ordan, Neeb and Richards in the amounts of 83,507 shares, 50,104 shares, and 29,227 shares, respectively.

The Company recorded total stock-based compensation expense related to the restricted stock units, options and performance-based stock awards of $2.4 million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively, which is included within general and administrative expense in the consolidated statements of operations and comprehensive (loss) income. The amount of compensation related to unvested awards that the Company expects to recognize in future periods was approximately $25 million as of March 31, 2018.

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

As part of the HCRMC lease amendment effective April 1, 2015, we agreed to provide HCR III, upon HCR III’s request, through April 1, 2019 amounts to fund Capital Additions Costs (as defined in the Master Lease) approved by us, in our reasonable discretion. Such amounts may not exceed $100 million in the aggregate (“Capital Addition Financing”), nor may HCR III request more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then-current 10‑year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax‑compliant fashion. Through March 31, 2018, we have provided approximately $2.8 million in Capital Addition Financing, with no such funding during 2017 or the first quarter of 2018.

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

Due to our lack of REIT taxable income following the Spin-Off and considering the stepped-up tax basis of the HCRMC properties as a result of the Spin-Off and the ongoing financial difficulties experienced by our primary tenant, HCRMC, we have not had, nor do we expect to have in the near future, taxable income and, accordingly, have not declared a dividend on our common shares since the Spin-Off.

CONTRACTUAL OBLIGATIONS

The following table summarizes our material contractual obligations and commitments at March 31, 2018, by year through initial maturities (in thousands):

	2018	2019-2020	2021-2022	After 2022	Total
Senior secured term loan	$7,500	$20,000	$960,000	$—	$987,500
Senior secured revolving credit facility	—	—	75,000	—	75,000
Senior secured notes	—	—	—	750,000	750,000
Interest(1)	116,979	268,717	248,635	60,938	695,269
Total contractual obligations and commitments(2)	$124,479	$288,717	$1,283,635	$810,938	$2,507,769

(1)	Interest on variable-rate debt is calculated using rates in effect at March 31, 2018.

(2)	This table excludes the Capital Addition Financing pursuant to the Master Lease as the timing and amount of payments are uncertain.

OFF‑BALANCE SHEET ARRANGEMENTS

We own an equity interest in HCRMC, which is deemed an unconsolidated variable interest entity (“VIE”) as described in Note 2 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report. Our risk of loss with respect to this VIE is limited to our investment in the VIE and any outstanding loans receivable from the VIE. As of March 31, 2018, the carrying value of our investment in HCRMC was zero.

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

The following table reconciles net (loss) income attributable to common shareholders, the most directly comparable GAAP financial measure, to FFO, FFO as adjusted and FAD (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Net (loss) income attributable to common shareholders	$(20,487)	$36,684
Depreciation and amortization	30,011	34,450
Gain on sales of real estate	—	(3,283)
Impairments of real estate	2,898	—
FFO	$12,422	$67,851
Restructuring costs	10,356	3,239
FFO as adjusted	$22,778	$71,090
Straight‑line rents	263	146
Amortization of right of use assets and market lease intangibles	42	50
Amortization of deferred financing costs	2,471	2,591
Stock-based compensation expense	2,374	1,733
FAD	$27,928	$75,610

Net Operating Income (“NOI”) and Adjusted NOI

NOI and Adjusted NOI are non‑GAAP supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues and tenant recoveries, less property level operating expenses and bad debt expense. NOI excludes all other financial statement amounts included in net income as presented in the consolidated financial statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight‑line rents, amortization of right of use assets and market lease intangibles. Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and Adjusted NOI to make decisions about resource allocations, and to assess and compare property level performance. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI.

The following table reconciles net (loss) income attributable to common shareholders, the most directly comparable GAAP financial measure, to NOI and Adjusted NOI (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Net (loss) income attributable to common shareholders	$(20,487)	$36,684
Depreciation and amortization	30,011	34,450
General and administrative	7,110	6,341
Restructuring costs	10,356	3,239
Interest expense	35,987	34,225
Impairments	2,898	—
Gain on sales of real estate	—	(3,283)
Other income, net	(2,955)	(21)
Income tax expense	153	281
NOI	$63,073	$111,916
Non‑cash adjustments to NOI
Straight‑line rents	263	146
Amortization of right of use assets and market lease intangibles	42	50
Adjusted NOI	$63,378	$112,112

Earnings before Interest, Taxes, Depreciation, and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre

NAREIT has defined EBITDAre as follows:

•	GAAP net income;

•	Plus, interest expense;

•	Plus, income tax expense;

•	Plus, depreciation and amortization;

•	Plus, losses, or minus, gains, on the disposition of depreciated property, including losses/gains on change of control;

•	Plus, impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate;

•	Plus, or minus, adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates.

Adjusted EBITDAre is defined as EBITDAre after eliminating the effects of severance‑related charges and transaction costs. We consider EBITDAre and Adjusted EBITDAre important supplemental measures to net income (loss) because they provide an additional manner in which to evaluate our operating performance. EBITDAre and Adjusted EBITDAre should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items. Further, EBITDAre and Adjusted EBITDAre are not intended to be used as measures of cash generated by operations or dividend-paying capacity; instead, the statement of cash flows prepared in accordance with GAAP, along with any supplemental disclosures, should be relied on for those purposes. We compute EBITDAre in accordance with the current NAREIT definition; however, other REITs may report

EBITDAre and Adjusted EBITDAre differently or have a different interpretation of the current NAREIT definition from ours.

The following table reconciles net (loss) income attributable to common shareholders, the most directly comparable GAAP financial measure, to EBITDAre and Adjusted EBITDAre (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Net (loss) income attributable to common shareholders	$(20,487)	$36,684
Interest expense	35,987	34,225
Income tax expense	153	281
Depreciation and amortization	30,011	34,450
Gain on sales of real estate	—	(3,283)
Impairments	2,898	—
EBITDAre	$48,562	$102,357
Restructuring costs	10,356	3,239
Adjusted EBITDAre	$58,918	$105,596

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re‑evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Critical accounting policies are those that may require complex judgment in their application or require estimates about matters that are inherently uncertain. Through the period covered by this Quarterly Report, there were no material changes to the “Critical Accounting Policies” included within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report for the impact of new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Concentration of Risk

Substantially all of our properties are leased to HCR III, consisting of 232 post‑acute/skilled nursing properties and 60 memory care/assisted living properties as of March 31, 2018, pursuant to the Master Lease. The Master Lease is structured as a triple‑net lease, in which HCR III, either directly or through its affiliates and sublessees, operates and manages the properties thereunder and is responsible for all operating costs associated with the HCRMC Properties, including the payment of taxes, insurance and all repairs, and providing indemnities to us against liabilities associated with the operation of the HCRMC Properties. In addition, all obligations under the Master Lease are guaranteed by HCRMC, the parent of HCR III. As our revenues predominantly consist of rental payments under the Master Lease, we are dependent on HCRMC for substantially all of our revenues. Consequently, any material decline in HCRMC’s business is likely to have a material adverse effect on our business as well.

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

For additional information regarding concentration and how we monitor our credit risk with HCRMC, see Note 10 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

An increase in interest rates would increase our annual interest expense. A 0.125% change to the interest rate of the variable-rate indebtedness, including the senior secured term loan and the senior secured revolving credit facility, would change annual interest expense by approximately $1.3 million, based on the outstanding debt at March 31, 2018. An increase in interest rates could make future financing by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Except as contained in Note 7. “Commitments and Contingencies—Legal Proceedings related to HCRMC” and “—Legal Proceedings related to HCP” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to record a liability when a loss is considered probable and the amount can be reasonably estimated and to expense legal costs as they are incurred. The information contained in Note 7. “Commitments and Contingencies—Legal Proceedings related to HCRMC” and “—Legal Proceedings related to HCP” to the consolidated financial statements  included in Part I, Item 1 of this Quarterly Report is incorporated by reference in this Part II, Item 1.

Item 1A.  Risk Factors

Except as set forth below, through the period covered by this Quarterly Report, there were no material changes to the “Risk Factors” included in Part I, Item 1A of the Annual Report.

RISKS RELATED TO THE MERGER AND THE PLAN TRANSACTIONS

The announcement and pendency of our proposed Merger and the Plan Transactions could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed Merger and the Plan Transactions could cause disruptions in and create uncertainty surrounding our business, including by affecting our ability to maintain relationships with our partners, tenants, providers and others with whom we do business or as a result of potential legal proceedings which may be brought in connection with the Merger or the Plan Transactions. Any such disruptions or uncertainty could have an adverse effect on our business, financial results and operations, regardless of whether the Merger and the Plan Transactions are completed. In addition, we have diverted, and will continue to divert, significant management resources towards the negotiation, entry into and anticipated completion of the Merger and Plan Transactions, which could adversely affect our business and results of operations.

In addition, without the consent of Welltower and subject to certain other exceptions, we are subject to restrictions on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend certain contracts or our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to expiring leases, developments with our tenants (including changes in the financial positions of our tenants) or other industry developments, and may otherwise harm our business, financial results and operations.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third party proposal to acquire us. These provisions include the general prohibition beginning 45 days after the date of the Merger Agreement on our soliciting, initiating, knowingly encouraging, providing nonpublic information in connection with, or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement that we pay a termination fee of $59.5 million (which amount is reduced to $19.8 million in certain instances) if the Merger Agreement is terminated in specified circumstances. These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us, even in connection with a proposal that may be deemed of greater value to our stockholders than the proposed Merger. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

Failure to complete the proposed Merger and the Plan Transactions could adversely affect our business, results of operations and the market price of our common stock.

There is no assurance that the closing of the Merger or the Plan Transactions will occur. Each of QCP’s and Welltower’s obligation to consummate the Merger is subject to a number of customary closing conditions, including: (1) approval of the Merger by the holders of a majority of QCP’s outstanding shares of common stock; (2) delivery of a legal opinion to QCP addressing its qualification as a REIT; (3) material compliance with covenants; (4) accuracy of each party’s representations, subject to materiality thresholds; (5) absence of injunctions or orders that prohibit or restrain the consummation of the Merger; and (6) the closing of the acquisition by ProMedica of all of the newly issued common stock of HCRMC pursuant to the Alternative PSA.  The consummation of the Plan Transactions is subject to certain conditions, including: (i) the receipt of certain state licensing approvals with respect to the Plan Transactions; (ii) the entry by the bankruptcy court of a confirmation order confirming the Amended Plan; and (iii) no entry of an order by the bankruptcy court dismissing HCRMC’s Chapter 11 case or converting HCRMC’s Chapter 11 case into a case under Chapter 7 of the Bankruptcy Code or an order materially inconsistent with the Alternative PSA, the Amended Plan or the confirmation order in a manner adverse to ProMedica or QCP. The obligation of HCRMC to consummate the Plan Transactions is also conditioned upon compliance by ProMedica in all material respects with its pre-closing obligations under the Alternative PSA, while the obligation of ProMedica to consummate the Plan Transactions is also conditioned upon a court of competent jurisdiction not having determined that HCRMC has breached in any material respect its pre-closing obligations under the Alternative PSA. We cannot predict with certainty whether and when any of the conditions to the Merger Agreement or the Alternative PSA will be satisfied.

In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, (i) a change in the recommendation of our Board of Directors, (ii) our entrance into an agreement for a superior offer or (iii) the termination of the Alternative PSA.  Further, the Alternative PSA will automatically terminate if the Merger Agreement is terminated. The Alternative PSA may also be terminated by QCP if an order confirming the Amended Plan is not entered within 65 days following the date of the Alternative PSA, the Plan Transactions have not been consummated by 11:59 p.m. New York City time on October 12, 2018, or if HCRMC fails to pay such cash and cash equivalents available to pay all or part of the Reduced Cash Rent (as defined in the Alternative PSA) after making all transfers of funds permitted under the Centerbridge Facility, and retaining such reserves and making such other expenditures that either HCRMC’s chief restructuring officer or board of directors has determined would be necessary to allow HCRMC to operate in the ordinary course of business. Either HCRMC or ProMedica may also terminate the Alternative PSA if the Plan Transactions have not been consummated by 11:59 p.m. New York City time on October 15, 2018. The Alternative PSA also contains various other termination rights.

If the Merger and the Plan Transactions are not consummated, and there are no other parties willing and able to acquire us for consideration greater than or equal to that provided for in the Merger Agreement and on other terms acceptable to us, our stock price will likely decline. We will be obligated, subject to the terms and conditions of the Plan Sponsor Agreement, to consummate the HCRMC Transactions. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger and the Plan Transactions, as well as the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. Many of the fees and costs will be payable by us even if the Merger and the Plan Transactions are not completed and may relate to activities that we would not have undertaken other than to consummate the Merger and the Plan Transactions.  Further, in connection with the proposed Merger and the pursuit of the Plan Transactions as an alternative to the HCRMC Transactions, we have diverted resources from, and delayed the potential closing of, the HCRMC Transactions.  As a result, if the Merger and the Plan Transactions are not completed, the risks to the consummation of the HCRMC Transactions will have been exacerbated, as will the risks to our business.  For a more detailed description of these risks see Part I, Item 1A. “Risk Factors—Risks Related to the HCRMC Transactions and the HCRMC Bankruptcy” in the Annual Report.

A failed Merger may result in negative publicity and a negative impression of us in the investment community. If the Merger is not approved by our stockholders, or if the Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected. Upon termination of the Merger Agreement by us or Welltower under specified conditions, our remedy may be limited to receipt of a termination fee of $250 million from Welltower, and under some circumstances, we would not be entitled to receive any termination fee. The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1†	Plan rm 8-K (File No. 001-37805), filed March 5, 2018)

2.1.1

Amendment, dated as of April 25, 2018, to the Plan Sponsor Agreement, dated March 2, 2018, by and among HCR ManorCare, Inc., Quality Care Properties, Inc., HCP Mezzanine Lender, LP and the lessors identified therein (incorporated herein by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed April 30, 2018)

2.2

Alternative Plan Sponsor Agreement, dated as of April 25, 2018, by and among HCR ManorCare, Inc., Quality Care Properties, Inc., ProMedica Health System, Inc., Suburban Healthco, Inc., Meerkat I LLC and the other lessors identified therein (incorporated herein by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed April 30, 2018)

2.3

Agreement and Plan of Merger, dated as of April 25, 2018, by and among Welltower Inc., Potomac Acquisition LLC, Quality Care Properties, Inc. and certain subsidiaries of Quality Care Properties, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed April 30, 2018)

10.1	and MC Operations Investments LLC (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed March 5, 2018)

10.2

Restructuring Support Agreement, dated as of April 25, 2018, by and among HCR ManorCare, Inc., Carlyle MC Partners, L.P., Carlyle Partners V-A MC, L.P., Carlyle Partners V MC, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P., ProMedica Health System, Inc. and MC Operations Investments, LLC (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-37805), filed April 30, 2018)

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

Date: May 9, 2018		QUALITY CARE PROPERTIES, INC.

	By:	/s/ C. MARC RICHARDS
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)